Form 10-Q
period 2009-03-31
Jinmimi Network Inc
filed 2009-05-11
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

JINMIMI NETWORK INC.
 (Exact name of registrant as specified in Charter)

NEVADA	333-156950	20-4281128
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

6G, West Building, Changxing Plaza
Changxing Rd, Nanshan District
Shenzhen, Guangdong, 518051 P.R. China
 (Address of Principal Executive Offices)

     + 86 (755) 8340-6503
 (Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 11, 2009:  24,000,000 shares of Common Stock.

JINMIMI NETWORK INC.

FORM 10-Q

March 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

JINMIMI NETWORK INC
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US dollars)(Unaudited)

JINMIMI NETWORK INC

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEET	2 – 3

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENT OF CASH FLOWS	6 – 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 – 17

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
Jinmimi Network Inc (“the Company”)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheet, related consolidated statements of income, stockholders’ equity and cash flows of Jinmimi Network Inc and consolidated subsidiaries as of March 31, 2009, and for the period then ended. These interim financial information statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China April 30, 2009	Albert Wong & Co Certified Public Accountants

JINMIMI NETWORK INC

CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars) (Unaudited)

		March 31, 2009	December 31, 2008
	Note	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		$203,092	$-
Trade receivables		584	-
Subscription receivables		102,000	2,000
Amount due from a director	5	605	-
Other receivables	6	147,248	-
Prepaid expenses		6	-

Total current assets		$453,535	$2,000
Goodwill		187,081	-
Property, plant and equipment, net	7	2,956	-

TOTAL ASSETS		$643,572	$2,000

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$499	$-
Amount due to a shareholder	8	293,258	-
Other payables	9	294,433	-

TOTAL LIABILITIES		$588,190	$-

Commitments and contingencies	13	$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED BALANCE SHEET (Continued)
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars) (Unaudited)

		March 31, 2009	December 31, 2008
	Note	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;		$	$
100,000,000 shares authorized;
24,000,000 and 20,000,000 shares
issued and outstanding at March 31,
2009 and December 31, 2008
respectively		2,400	2,000
Additional paid-in capital		100,876	-
Accumulated loss		(46,412)	-
Accumulated other comprehensive
income		(1,482)	-

		$55,382	$2,000

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$643,572	$2,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

		For the three months
	Note	ended March 31, 2009

Net revenues		$584
Cost of net revenues		(475)

Gross profit		$109

Operating expenses:
General and administrative		(46,620)

Operating loss		$(46,511)
Interest income		99

Loss before income taxes		$(46,412)

Income taxes	12	-

Net loss		$(46,412)

Other comprehensive income:
Foreign currency translation adjustment		(1,482)

Comprehensive loss		$(47,894)

Net loss per share:
-Basic and diluted		$(0.01)

Weighted average number of common stock
-Basic and diluted	10	24,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive
	stock	capital	loss	loss	Total

Introduction of capital	$2,000	$-	$-	$-	$2,000

Balance, December 31, 2008	$2,000	$-	$-	$-	$2,000

Balance, January 1, 2009	$2,000	$-	$-	$-	$2,000
Issuance of common stock	400	99,600	-	-	100,000
Acquisition of subsidiary	-	1,276	-	-	1,276
Net loss	-	-	(46,412)	-	(46,412)
Foreign currency
translation adjustment	-	-	-	(1,482)	(1,482)

Balance, March 31, 2009	$2,400	$100,876	$(46,412)	$(1,482)	$55,382

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

For the three months
ended March 31, 2009
Cash flows from operating activities
Net loss	$(46,412)
Depreciation	162
Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	(584)
Subscription receivables	(100,000)
Amount due from a director	11,102
Other receivables	(146,496)
Accruals	(599)
Other payables	219,926

Net cash used in operating activities	$(62,901)

Cash flows from investing activities
Acquisition of subsidiary	$(52,814)

Net cash used in investing activities	$(52,814)

Cash flows from financing activities
Issue of capital	$100,000
Amount due to a shareholder	219,050

Net cash provided by financing activities	$319,050

Net cash and cash equivalents sourced	$203,335

Effect of foreign currency translation on cash
and cash equivalents	(243)

Cash and cash equivalents–beginning of period	-

Cash and cash equivalents–end of period	$203,092

Supplementary cash flow information:
Interest received	$99

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

SUPPLEMENTAL NON-CASH DISCLOSURES:

On January 14, 2009, the Company acquired 100% interest of Active Choice Limited (“HKAC”) for $438,975 and HKAC became a 100% owned subsidiary of the Company. The following represents the assets purchased and liabilities assumed at the acquisition date:

Cash and cash equivalents	$386,161
Amount due from a director	11,694
Other receivables	729
Prepaid expenses	6
Office equipment	3,113

Total assets purchased	$401,703

Amount due to a shareholder	$(74,207)
Other payables	(74,505)
Accrued liabilities	(1,097)

Total liabilities assumed	$(149,809)

Total net assets	$251,894

Share percentage	100%

Consideration	$438,975
Less: Net asset acquired	(251,894)

Goodwill	$187,081

Consideration	$438,975
Cash acquired	(386,161)

Net cash consideration paid	$52,814

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Jinmimi Network Inc (the “Company”) was incorporated under the laws of the State of Nevada on November 13, 2008. The Company was a shell company with no substantial operations or assets.

Active Choice Limited (“HKAC”) was incorporated under the laws of Hong Kong with limited liability on September 26, 2008. HKAC has only nominal operations.

Chuangding Investment Consultant (Shenzhen) Co., Ltd (“Chuangding”) was incorporated under the laws of the People’s Republic of China (the PRC) as a limited company on December 4, 2008. The Company currently operates through itself and one operating company located in Mainland China: Shenzhen Jinmimi Network Technology Limited Company (“Shenzhen Jinmimi”), which Chuangding controls, through contractual arrangements between Chuangding and Shenzhen Jinmimi, as if Shenzhen Jinmimi was a wholly-owned subsidiary of the Chuangding.

Shenzhen Jinmimi was established in the PRC as a limited company on August 4, 2008.

On January 6, 2009, HKAC acquired 100% of the shareholdings of Chuangding, for a consideration $147,500.

On January 14, 2009, the Company entered into a Purchase Agreement with HKAC and HKAC Shareholders, for a purchase price of $438,975 by delivery of promissory note. As a result, HKAC and its subsidiary, Chuangding, became the wholly-owned subsidiaries of the Company.

The Company and its subsidiaries (hereinafter, collectively referred to as “the Group”) are the online media company and value-added information service provider in the PRC.

2.     UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.

As of March 31, 2009, the Company has incurred an accumulated deficit since inception totaling $46,412. This raises substantial doubts regarding the Company's ability to continue as a going concern.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Method of accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes.  The financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements.

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending March 31, 2009. The Company’s consolidation balance sheet as of December 31, 2008 has been taken from the Company’s consolidation balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC and Hong Kong, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)  Principles of consolidation

The Company consolidates the subsidiaries and the entities it controls through a majority voting interest or otherwise, including entities that are variable interest entities (“VIE’s”) for which the Company is the primary beneficiary pursuant to FASB Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities, Interpretation of ARB 51” (“FIN 46(R)”).  The provisions of FIN 46(R) have been applied respectively to all periods presented in the consolidated financial statements.

Subsidiary

The Company consolidates its wholly owned subsidiaries, Active Choice Limited, Chuangding Investment Consultant (Shenzhen) Co., Ltd and Shenzhen Jinmimi, because it controls these entities through its 100% voting interest in them.  The following sets forth information about the wholly owned subsidiaries:

Name of Subsidiary	Place & date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Registered Capital (HKD)	Registered Capital (RMB)
Active Choice Limited (“HKAC”)	Hong Kong/ September 26,2008	100	$1,290	HKD10,000	-

Chuangding Investment Consultant (Shenzhen) Co., Ltd (“Chuangding”)	PRC/ December 4, 2008	100	$146,056	-	RMB1,000,000

*Shenzhen Jinmimi Network Technology Limited Company (“Shenzhen Jinmimi”)	PRC/August 4, 2008	100	$291,864	-	RMB 2,000,000

*Note : Deemed variable interest entity

(c)  Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)  Economic and political risks

The Group’s operations are conducted in the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Group’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Group’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(e)  Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(f)  Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in SFAS No. 144. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting period, there was no impairment loss.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)  Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Group are Hong Kong dollars (HKD) and the Renminbi (RMB).  The financial statements are translated into United States dollars from HKD and RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of   preparing the consolidated financial statements were as follows:

March 31, 2009
Three months ended	6.8456
RMB : USD exchange rate	-
Three months ended	7.7505
HKD : USD exchange rate
Average three months ended	6.8466
RMB : USD exchange rate
Average three months ended	7.7548
HKD : USD exchange rate

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.  In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC.

(h)  Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. The Group does not maintain any bank accounts in the United States of America.   The cash located outside the United States is not restricted as to usage.

(i)  Leases

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment included in the general and administrative expenses for the three months ended was $1,577.

(j)   Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the three months ended was $204.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)  Income taxes

The Group accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate is 25%.

(l)   Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at March 31, 2009 and December 31, 2008 amounted to $203,092 and nil respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

(m)   Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)  Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

 In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

4.    CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2009, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there are currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2009, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of March 31, 2009 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at March 31, 2009 and December 31, 2008, no customer accounted for 10% of the Group’s revenue and trade receivables.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

5.    AMOUNT DUE FROM A DIRECTOR

Amount due from a director is unsecured, interest-free, and repayable on demand.

6.    OTHER RECEIVABLES

Details of other receivables are as follows:

	March 31, 2009	December 31, 2008

Rental deposits	$1,169	$-
Amount due from a related company	146,079	-

		`
	$147,248	$-

Amount due from a related company is unsecured and charged at a rate of 0.5% per annum.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	March 31, 2009	December 31, 2008
At cost
Office equipment	$3,233	$-
Less: accumulated depreciation	(277)	-

	$2,956	$-

Depreciation expense included in the general and administrative expenses for the three months ended March 31, 2009 was $162.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

8.    AMOUNT DUE TO A SHAREHOLDER

       Amount due to a shareholder is unsecured and charged at the rate of 2% per annum.

9.    OTHER PAYABLES

Other payables are the loans from the former shareholder of Active Choice Limited, Silky Road International Group Limited. The amount is unsecured and charged at the rate of 2% per annum.

10.  LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

For the three months
ended March 31, 2009
Loss:

Loss for the purpose of basic and
dilutive earnings per share	$(46,412)

Number of shares:

Weighted average number of
common stock for the purpose of basic
and dilutive earnings per share	24,000,000

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade receivables, amount due from a director, other receivables, amount due to a shareholder and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Stated in US Dollars)(Unaudited)

12.  INCOME TAXES

(a)
The Company, being registered in the PRC and which conducts all of its business through its subsidiary incorporated in PRC, Shenzhen Jinmimi, are subject to PRC’s Enterprise Income Tax. Under applicable income tax laws and regulations, an enterprise located in PRC, including the district where our operations are located, is subject to a 25% Enterprise Income Tax (“EIT”).

(b)	PRC EIT rate was 25% for the three months ended March 31, 2009.

No income before income taxes for the three months ended March 31, 2009, was attributed to the subsidiary with operations in China. No income taxes related to China income for the three months ended March 31, 2009.

13.  COMMITMENTS AND CONTINGENCIES

The Group has entered into two tenancy agreements for offices expiring through 2009. Total rental expenses for the three months ended March 31, 2009 were $1,577.

As at March 31, 2009, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

Year ending March 31,
2010	$3,710

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview of Our Performance and Operations

We were incorporated under the laws of the State of Nevada in November 2008. We are an online media company and value-added information service provider in the PRC.  We are one of the companies that specialize in providing online financial and listed company data and information in China. We offer registered-based services on a single information platform that provided financial data and information that we deliver through online forums. Our service offerings permit users to post and search financial information on the forum – Jinmimi Financial Forum.  Jinmimi Financial Forum is divided into six (6) sub-forums: Stock Market Information, Mutual Funds Information, Bonds Market Information, Commodities & Futures Information, Foreign Currencies Information, and Our Life Section. Our service offerings can be accessed through our websites at www.jinmimi.com. As of May 8, 2009, we had a total of approximately 25,000 registered user accounts.  We have approximately 10,000 active users.

Our service offers to users are used by and targeted at a broad range of investors in China and oversee Chinese, including individual investors managing their own money, professional investors such as institutional investors managing large sums of money on behalf of their clients, other financial professional such as investment bankers, stock analysts and financial reporters and middle class individuals. Our website users are not charged for visiting our websites. In the next 12 months, we are planning to develop a more integrated information platform that will allow users to select from a range of downloadable and web-based research tools through paid subscription. Through the expansion of our registered users, we are also aimed to provide advertising services to increase our revenue.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   As reflected in the accompanying financial statements, we had an accumulated deficit since inception totaling $46,412. These raise substantial doubts about our ability to continue as a going concern.

Plan of Operation

We are a development stage company with very limited operating history and we do not have any revenue since inception. We do not charge our website users for visiting our website currently. We anticipate incurring losses in the foreseeable future. We have already incurred significant net losses as $46,412 for the period from inception to March 31, 2009. In order to attract and retain Internet users, advertisers and subscribers, and generate revenue, we intend to develop paid-subscription services and provide advertising services.  Therefore, during the next twelve months, we expect to take the following steps in connection with the expansion of our business and the continuance of our operations:

1)
Initiate substantive construction of our website. We currently have constructed a comprehensive and well designed site webpage at www.jinmimi.com which provide financial data and information through our online forum, Jinmimi Financial Forum. The next stage of web expansion will focus on promoting Jinmimi Financial Forum to attract advertising companies, software companies that provide stock analysis tools, and consultancy companies for advertising services. We are in negotiation with several companies for advertising services and we expect to generate revenues at the end of 2009.

2)
Build our customer database by better understanding and in depth mining registered users. We intend to develop and increase our user base by expanding distribution channels such as banks, mutual funs and brokerage firms. As we have more users in the future, we will use our best efforts to upgrade our existing service offerings and expand our present service offerings to include downloadable and web-based research tools for data and information relating to financial instruments such as stocks, mutual funds, currencies, futures and commodities.  We expect to complete such upgrade at the end of 2009.

3)
Hire and train additional staff, including management, marketing staff, and administrative personnel. We anticipate hiring additional employees at the end of 2009. We will increase our sales force scale and improve efficiency by recruiting more telemarketing sales personnel and training them with better sales skills.

We intend to grow through internal development.  Because of uncertainties surrounding our growth and strong competition, we anticipate continuing to incur losses in the next 12 months. Our ability to achieve our business objectives is contingent upon its success in developing advertising services and upgrading our services to paid subscription based services.

Limited Operating History

We are a development stage company incorporated in November 2008, and as such had minimal operating revenues to date. Further, we have no significant assets, and no current earnings. The success of our company is dependent upon the extent to which it will gain market share. All financial information and financial projections and other assumptions made by us are speculative and, while based on management's best estimates of projected sales levels, operational costs, consumer preferences, and the general economic and competitive health of our company in the image consultant marketplace, there can be no assurance that we will operate profitably or remain solvent.

Results of Operations

For the three months ended March 31, 2009, we had $584 net revenues. Our operating expenses are $46,620. We incurred a net loss of $46,412.

As of the three months ended March 31, 2009, we had cash on hand of $203,092 and our total assets were $643,572 while our total liabilities were $588,190.  We have positive shareholder’s equity in the amount of $55,382.

For period from inception to March 31, 2009, we have a net loss of $46,412. Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had no revenue since inception and will need to raise capital to further its operations.   We believe we can satisfy our cash requirements to continue to operate over the next twelve months even if we are unable to obtain additional funding or our revenues significantly improve. However, we will need to raise additional funds or generate revenues to pursue our plan of operations. There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $203,092.  We believe we can satisfy our cash requirements for the next twelve months with our current cash. We anticipate hiring a few employees at the end of 2009. However, our operational, and general and administrative expenses for the next 12 months can be limited to a total of approximately $150,000 depending on the expansion of our business operations. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. There is substantial doubt about our ability to continue as a going concern. We may raise additional funds through:

-	public offerings of equity, securities convertible into equity or debt,

-	private offerings of securities or debt, or other sources.

At this time, we do not identify any sources of additional financing. Upon developing a trading market for the common stock, we intend to seek additional sources of financing through hedge funds and/or licensed broker-dealers, however, given our precarious financial condition and our lack of business, a trading market may not develop in the foreseeable future.

Given our history of raising money, there is no guarantee that we will be successful in obtaining funds through public or private offerings in order to fund our operations. Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are smaller reporting company.

Item 4.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

31.1      Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2      Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1      Section 1350 Certification of Chief Executive Officer
32.2      Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINMIMI NETWORK INC.

May 11, 2009	By:	/s/ Deng Zhang
Deng Zhang
President, CEO and Chairman of the Board of Directors