Form 10-Q
period 2009-06-30
Jinmimi Network Inc
filed 2009-08-13
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

     + 86 (755) 8340-6503
 (Issuer Telephone number)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐        No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2009: 24,000,000 shares of Common Stock.

JINMIMI NETWORK INC.

FORM 10-Q

June 30, 2009

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

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

JINMIMI NETWORK INC

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US dollars)(Unaudited)

JINMIMI NETWORK INC

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENT OF INCOME	4 – 5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS	6

CONSOLIDATED STATEMENT OF CASH FLOWS	7 – 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9 – 19

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
Jinmimi Network Inc (“the Company”)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheet, related consolidated statements of income, stockholders’ equity and cash flows of the Company and consolidated subsidiaries as of June 30, 2009, and for the three-month and six-month periods then ended. These interim financial information statements are the responsibility of the company's management.

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

Hong Kong, China                                                                                                                                                                                                       Albert Wong & Co
August 5, 2009                                                                                                                                                                                             Certified Public Accountants

JINMIMI NETWORK INC

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars) (Unaudited)

		June 30, 2009	December 31, 2008
	Note	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		$175,210	$-
Trade receivables		1,647	-
Subscription receivables		2,000	2,000
Amount due from a director	5	1,930	-
Other receivables	6	146,877	-
Prepaid expenses		93,609	-

Total current assets		$421,273	$2,000
Goodwill		187,080	-
Property, plant and equipment, net	7	4,572	-

TOTAL ASSETS		$612,925	$2,000

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$521	$-
Amount due to a shareholder	8	293,259	-
Other payables	9	294,434	-

TOTAL LIABILITIES		$588,214	$-

Commitments and contingencies	13	$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars) (Unaudited)

		June 30, 2009	December 31, 2008
	Note	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;
100,000,000 shares authorized;
24,000,000 and 20,000,000 shares
issued and outstanding at June 30,
2009 and December 31, 2008
respectively		$2,400	$2,000
Additional paid-in capital		100,876	-
Accumulated loss		(77,150)	-
Accumulated other comprehensive
loss		(1,415)	-

		$24,711	$2,000

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$612,925	$2,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

		For the six months
		ended June 30, 2009
	Note
Net revenues		$2,232
Cost of net revenues		(1,615)

Gross profit		$617

Operating expenses:
General and administrative		(78,250)

Operating loss		$(77,633)
Interest income		483

Loss before income taxes		$(77,150)

Income taxes	12	-

Net loss		$(77,150)

Net loss per share:
-Basic and diluted		$(0.003)

Weighted average number of common stock
-Basic and diluted	10	24,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

		For the three months
		ended June 30, 2009
	Note
Net revenues		$1,648
Cost of net revenues		(1,140)

Gross profit		$508

Operating expenses:
General and administrative		(31,630)

Operating loss		$(31,122)
Interest income		384

Loss before income taxes		$(30,738)

Income taxes	12	-

Net loss		$(30,738)

Net loss per share:
-Basic and diluted		$(0.001)

Weighted average number of common stock
-Basic and diluted	10	24,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive
	stock	capital	loss	loss	Total

Issuance of common stock	$2,000	$-	$-	$-	$2,000

Balance, December 31, 2008	$2,000	$-	$-	$-	$2,000

Balance, January 1, 2009	$2,000	$-	$-	$-	$2,000
Issuance of common stock	400	100,876	-	-	101,276
Net loss	-	-	(77,150)	-	(77,150)
Foreign currency
translation adjustment	-	-	-	(1,415)	(1,415)

Balance, June 30, 2009	$2,400	$100,876	$(77,150)	$(1,415)	$24,711

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

For the six months
ended June 30, 2009
Cash flows from operating activities
Net loss	$(77,150)
Depreciation	385
Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	(1,648)
Amount due from a director	17,231
Other receivables	(146,180)
Prepaid expenses	(93,604)
Accruals	(577)
Other payables	219,927

Net cash used in operating activities	$(81,616)

Cash flows from investing activities
Acquisition of subsidiary	$(52,814)
Purchases of fixed assets	(1,959)
Amount due to a director	(7,448)

Net cash used in investing activities	$(62,221)

Cash flows from financing activities
Issue of capital	$100,000
Loan to a shareholder	219,051

Net cash provided by financing activities	$319,051

Net cash and cash equivalents sourced	$175,214

Effect of foreign currency translation on cash
and cash equivalents	(4)

Cash and cash equivalents–beginning of period	-

Cash and cash equivalents–end of period	$175,210

Supplementary cash flow information:
Interest received	$483

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

As of June 30, 2009, the Company has incurred an accumulated deficit since inception totaling $77,150. This raises substantial doubts regarding the Company's ability to continue as a going concern.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending June 30, 2009. The Company’s consolidation balance sheet as of December 31, 2008 has been taken from the Company’s consolidation balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of   preparing the consolidated financial statements were as follows:

	June 30, 2009	December 31, 2008
Twelve months ended	-	6.8542
RMB : USD exchange rate
Six months ended	6.8448	-
RMB : USD exchange rate
Average six months ended	6.8432	-
RMB : USD exchange rate
Average three months ended	6.8399	-
RMB : USD exchange rate

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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment included in the general and administrative expenses for the six months ended June 30, 2009 was $3,924.

(j)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the six months ended June 30, 2009 was $204.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the six months ended June 30, 2009 is 25%.

(l)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at June 30, 2009 and December 31, 2008 amounted to $175,210 and nil respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (n) Recent accounting pronouncements

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. SFAS 142 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  Because the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions.” SFAS No. 164 improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. This Statement also improves the relevance, representational faithfulness, and comparability of the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities. This Statement is effective for mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009; or acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual fiscal periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material impact on the consolidated financial statements.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (n) Recent accounting pronouncements

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140” (“SFAS No. 166”) and Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Both SFAS No. 166 and SFAS No. 167 are effective for fiscal years beginning after November 15, 2009. The adoption of SFAS No. 166 and SFAS No. 167 is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the consolidated financial statements in the coming quarter since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

4.    CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2009, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the six months ended June 30, 2009, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of June 30, 2009 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at June 30, 2009 and December 31, 2008, no customer accounted for 10% of the Group’s revenue and trade receivables

5.     AMOUNT DUE FROM A DIRECTOR

Amount due from a director is unsecured, interest-free, and repayable on demand.

6.    OTHER RECEIVABLES

Details of other receivables are as follows:

	June 30, 2009	December 31, 2008

Rental deposits	$1,461	$-
Amount due from a related company	145,416	-

		`
	$146,877	$-

Amount due from a related company is unsecured and charged at a rate of 0.5% per annum.

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	June 30, 2009	December 31, 2008
At cost
Office equipment	$5,072	$-
Less: accumulated depreciation	(500)	-

	$4,572	$-

Depreciation expense included in the general and administrative expenses for the six months ended June 30, 2009 was $385.

8.    AMOUNT DUE TO A SHAREHOLDER

       Amount due to a shareholder is unsecured and charged at the rate of 2% per annum.

9.    OTHER PAYABLES

Other payables are the loans from the former shareholder of Active Choice Limited, and Silky  Road International Group Limited. The amount is unsecured and charged at the rate of 2% per annum.

10. LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

For the six months
ended June 30, 2009
Loss:

Loss for the purpose of basic and
dilutive earnings per share	$(77,150)

Number of shares:

Weighted average number of
common stock for the purpose of basic
and dilutive earnings per share	24,000,000

JINMIMI NETWORK INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Stated in US Dollars)(Unaudited)

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

(b)   PRC EIT rate was 25% for the six months ended June 30, 2009.

No income before income taxes for the six months ended June 30, 2009, was attributed to the subsidiary with operations in China. No income taxes related to China income for the six months ended June 30, 2009.

(c)    No deferred tax has been provided as there are no material temporary differences arising for the six months ended June 30,2009.

13.  COMMITMENTS AND CONTINGENCIES

The Group has entered into two tenancy agreements for offices expiring through 2009. Total rental expenses for the six months ended June 30, 2009 were $3,924.

As at June 30, 2009, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

Year ending June 30,
2010	$3,557

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

Overview of Our Performance and Operations

We were incorporated under the laws of the State of Nevada in November 2008. We are an online media company and value-added information service provider in the PRC.  We are one of the companies that specialize in providing online financial and listed company data and information in China. We offer registered-based services on a single information platform that provided financial data and information that we deliver through online forums. Our service offerings permit users to post and search financial information on the forum – Jinmimi Financial Forum.  Jinmimi Financial Forum is divided into six (6) sub-forums: Stock Market Information, Mutual Funds Information, Bonds Market Information, Commodities & Futures Information, Foreign Currencies Information, and Our Life Section. Our service offerings can be accessed through our websites at www.jinmimi.com. As of August 2009, we had a total of approximately 25,000 registered user accounts.  We have approximately 10,000 active users.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   As reflected in the accompanying financial statements, we had an accumulated deficit since inception totaling $77,150. These raise substantial doubts about our ability to continue as a going concern.

Plan of Operation

We are a development stage company with very limited operating history and we do not have any revenue since inception. We do not charge our website users for visiting our website currently. We anticipate incurring losses in the foreseeable future. We have already incurred significant net losses as $77,150 for the period from inception to June 30, 2009. In order to attract and retain Internet users, advertisers and subscribers, and generate revenue, we intend to develop paid-subscription services and provide advertising services.  Therefore, during the next twelve months, we expect to take the following steps in connection with the expansion of our business and the continuance of our operations:

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

Results of Operations

For the six months ended June 30, 2009, we had $2,232 net revenues. Our operating expenses are $78,250. We incurred a net loss of $77,150.

As of the six months ended June 30, 2009, we had cash on hand of $175,210 and our total assets were $612,925 while our total liabilities were $588,214.  We have positive shareholder’s equity in the amount of $24,711.

For period from inception to June 30, 2009, we have a net loss of $77,150. Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the company has had no revenue since inception and will need to raise capital to further its operations.   We believe we can satisfy our cash requirements to continue to operate over the next twelve months even if we are unable to obtain additional funding or our revenues significantly improve. However, we will need to raise additional funds or generate revenues to pursue our plan of operations. There is no guarantee that we will be able to raise additional funds and if we are unsuccessful in raising the funds, we may be forced to close our business operations.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $175,210.  We believe we can satisfy our cash requirements for the next twelve months with our current cash. We anticipate hiring a few employees at the end of 2009. However, our operational, and general and administrative expenses for the next 12 months can be limited to a total of approximately $150,000 depending on the expansion of our business operations. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements for the period ended June 30, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

JINMIMI NETWORK INC.

August 12, 2009	By:	/s/ Deng Zhang
Deng Zhang
President, CEO and Chairman of the Board of Directors