Form 10-Q
period 2009-09-30
Jinmimi Network Inc
filed 2009-11-12
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2009: 24,000,000 shares of Common Stock.

JINMIMI NETWORK INC.

FORM 10-Q

September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

JINMIMI NETWORK INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US dollars)(Unaudited)

JINMIMI NETWORK INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTINGFIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENT OF INCOME	4 – 5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS	6

CONSOLIDATED STATEMENT OF CASH FLOWS	7 – 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9 – 19

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
Jinmimi Network Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheet, related consolidated statements of income, stockholders’ equity and cash flows of the Company and consolidated subsidiaries as of September 30, 2009, and for the nine-month periods then ended. These interim financial information statements are the responsibility of the company's management.

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

Hong Kong, China	Albert Wong & Co
November 5, 2009	Certified Public Accountants

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars) (Unaudited)

		September 30, 2009	December 31, 2008
	Note	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		$153,716	$-
Trade receivables		2,926	-
Subscription receivables		2,000	2,000
Amount due from a director	5	2,479	-
Other receivables	6	147,032	-
Prepaid expenses		93,061	-

Total current assets		$401,214	$2,000
Goodwill		187,081	-
Property, plant and equipment, net	7	4,322	-

TOTAL ASSETS		$592,617	$2,000

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$22	$-
Amount due to a shareholder	8	293,259	-
Other payables	9	294,434	-

TOTAL LIABILITIES		$587,715	$-

Commitments and contingencies	13	$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Stated in US Dollars) (Unaudited)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;
100,000,000 shares authorized;
24,000,000 and 20,000,000 shares
24,000,000 and 20,000,000 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	$2,400	$2,000
Additional paid-in capital	100,878	-
Accumulated loss	(97,298)	-
Accumulated other comprehensive loss	(1,078)	-

	$4,902	$2,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,617	$2,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

		For the nine months ended
		September 30, 2009
	Note
Net revenues		$3,516
Cost of net revenues		(1,840)

Gross profit		$1,676

Operating expenses:
General and administrative		(99,510)

Operating loss		$(97,834)
Interest income		536

Loss before income taxes		$(97,298)

Income taxes	12	-

Net loss		$(97,298)

Net loss per share:
-Basic and diluted		$(0.004)

Weighted average number of common stock
-Basic and diluted	10	24,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

		For the three months
		ended September 30, 2009
	Note
Net revenues		$1,284
Cost of net revenues		(224)

Gross profit		$1,060

Operating expenses:
General and administrative		(21,260)

Operating loss		$(20,200)
Interest income		53

Loss before income taxes		$(20,147)

Income taxes	12	-

Net loss		$(20,147)

Net loss per share:
-Basic and diluted		$(0.001)

Weighted average number of common stock
-Basic and diluted	10	24,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

				Accumulated
		Additional		other
	Common	paid-in	Accumulated	comprehensive
	stock	capital	loss	loss	Total

Issuance of common stock	$2,000	$-	$-	$-	$2,000

Balance, December 31, 2008	$2,000	$-	$-	$-	$2,000

Balance, January 1, 2009	$2,000	$-	$-	$-	$2,000
Issuance of common stock	400	100,878	-	-	101,278
Net loss	-	-	(97,298)	-	(97,298)
Foreign currency translation adjustment	-	-	-	(1,078)	(1,078)

Balance, September 30, 2009	$2,400	$100,878	$(97,298)	$(1,078)	$4,902

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

For the nine
months ended September 30, 2009
Cash flows from operating activities
Net loss	$(97,298)
Depreciation	639
Adjustments to reconcile net income to net cash provided by operating activities:
Trade receivables	(2,924)
Amount due from a director	17,233
Other receivables	(146,195)
Prepaid expenses	(93,056)
Accruals	(1,077)
Other payables	219,927

Net cash used in operating activities	$(102,751)

Cash flows from investing activities
Acquisition of subsidiary	$(52,814)
Purchases of fixed assets	(1,839)
Amount due to a director	(7,996)

Net cash used in investing activities	$(62,649)

Cash flows from financing activities
Issue of capital	$100,000
Loan to a shareholder	219,051

Net cash provided by financing activities	$319,051

Net cash and cash equivalents sourced	153,651

Effect of foreign currency translation on cash and cash equivalents	65

Cash and cash equivalents–beginning of period	-

Cash and cash equivalents–end of period	$153,716

Supplementary cash flow information:
Interest received	$536

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

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

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Jinmimi Network Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 13, 2008. The Company was a shell company with no substantial operations or assets.

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

As of September 30, 2009, the Company has incurred an accumulated deficit since inception totaling $97,298. This raises substantial doubts regarding the Company's ability to continue as a going concern.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal period ending September 30, 2009. The Company’s consolidation balance sheet as of December 31, 2008 has been taken from the Company’s consolidation balance sheet as of the date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Principles of consolidation

The Company consolidates the subsidiaries and the entities it controls through a majority voting interest or otherwise, including entities that are variable interest entities (“VIE’s”) for which the Company is the primary beneficiary pursuant to ASC 810, "Consolidation".  The provisions of ASC 810 have been applied respectively to all periods presented in the consolidated financial statements.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

(f)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC 360. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognised based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting period, there was no impairment loss.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of   preparing the consolidated financial statements were as follows:

	September 30, 2009	December 31, 2008
Twelve months ended	-	6.8542
RMB : USD exchange rate
Nine months ended	6.8376	-
RMB : USD exchange rate
Average nine months ended	6.8425	-
RMB : USD exchange rate
Average three months ended	6.8411	-
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

The Group did not have leases which met the criteria of a capital lease. Leases which do not qualify as capital leases are classified as operating leases. Operating lease rental payment included in the general and administrative expenses for the nine months ended September 30, 2009 was $6,270.

(j)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the nine months ended September 30, 2009 was $204.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the nine months ended September 30, 2009 is 25%.

(l)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at September 30, 2009 and December 31, 2008 amounted to $153,716 and nil respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

(n)	Recently implemented standards

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)   Recently implemented standards (continued)

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of July 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

(o)	Recent accounting pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (o) Recent accounting pronouncements (continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

4.    CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2009 and December 31, 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2009, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended September 30, 2009, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of September 30, 2009 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at September 30, 2009 and December 31, 2008, no customer accounted for 10% of the Group’s revenue and trade receivables.

5. AMOUNT DUE FROM A DIRECTOR

Amount due from a director is unsecured, interest-free, and repayable on demand.

6. OTHER RECEIVABLES

Details of other receivables are as follows:

	September 30, 2009	December 31, 2008

Rental deposits	$1,463	$-
Amount due from a related company	145,569	-

		`
	$147,032	$-

Amount due from a related company is unsecured and charged at a rate of 0.5% per annum and the interest should be paid back with principal on the due day.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Stated in US Dollars)(Unaudited)

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	September 30, 2009	December 31, 2008
At cost
Office equipment	$5,077	$-
Less: accumulated depreciation	(755)	-

	$4,322	$-

Depreciation expense included in the general and administrative expenses for the nine months ended September 30, 2009 was $639.

8.    AMOUNT DUE TO A SHAREHOLDER

       Amount due to a shareholder is unsecured and charged at the rate of 2% per annum.

9.    OTHER PAYABLES

Other payables are the loans from the former shareholder of Active Choice Limited, and Silky Road International Group Limited. The amount is unsecured and charged at the rate of 2% per annum.

10.  LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

For the nine months ended September 30, 2009
Loss:

Loss for the purpose of basic and dilutive earnings per share	$(97,298)

Number of shares:

Weighted average number of common stock for the purpose of basic and dilutive earnings per share	24,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

(b)	PRC EIT rate was 25% for the nine months ended September 30, 2009.

No income before income taxes for the nine months ended September 30, 2009, was attributed to the subsidiary with operations in China. No income taxes related to China income for the nine months ended September 30, 2009.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the nine months ended September 30, 2009.

13.  COMMITMENTS AND CONTINGENCIES

The Group has entered into two tenancy agreements for offices expiring through 2009. Total rental expenses for the nine months ended September 30, 2009 were $ 6,270.

As at September 30, 2009, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

Year ending September 30, 2010	$1,974

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

Overview of Our Performance and Operations

We were incorporated under the laws of the State of Nevada in November 2008. We are an online media company and value-added information service provider in the PRC.  We are one of the companies that specialize in providing online financial and listed company data and information in China. We offer registered-based services on a single information platform that provided financial data and information that we deliver through online forums. Our service offerings permit users to post and search financial information on the forum – Jinmimi Financial Forum.  Jinmimi Financial Forum is divided into six (6) sub-forums: Stock Market Information, Mutual Funds Information, Bonds Market Information, Commodities & Futures Information, Foreign Currencies Information, and Our Life Section. Our service offerings can be accessed through our websites at www.jinmimi.com. As of November 2009, we had a total of approximately 30,000 registered user accounts.  We have approximately12,000 active users.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   As reflected in the accompanying financial statements, as of September 30, 2009, we had an accumulated deficit since inception totaling $97,298. These raise substantial doubts about our ability to continue as a going concern.

Plan of Operation

We are a development stage company with very limited operating history and we do not have any revenue since inception. We do not charge our website users for visiting our website currently. We anticipate incurring losses in the foreseeable future. We have already incurred significant net losses as $97,298 for the period from inception to September 30, 2009. In order to attract and retain Internet users, advertisers and subscribers, and generate revenue, we intend to develop paid-subscription services and provide advertising services.  Therefore, during the next twelve months, we expect to take the following steps in connection with the expansion of our business and the continuance of our operations:

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

Results of Operations

For the nine months ended September 30, 2009, we had $3,516 net revenues. Our operating expenses are $99,510. We incurred a net loss of $97,298.

For three months ended September 30, 2009, we had $1,284 net revenues. Our operating expenses are $21,260. We incurred a net loss of $20,147.

As of the nine months ended September 30, 2009, we had cash on hand of $153,716 and our total assets were $592,617 while our total liabilities were $587,715.  We have positive shareholder’s equity in the amount of $4,902.

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

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $153,716.  We believe we can satisfy our cash requirements for the next twelve months with our current cash. We anticipate hiring a few employees at the end of 2009. However, our operational, and general and administrative expenses for the next 12 months can be limited to a total of approximately $150,000 depending on the expansion of our business operations. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.

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

Our significant accounting policies are summarized in Note 3 of our financial statements for the period ended September 30, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent accounting pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

JINMIMI NETWORK INC.

November 12, 2009	By:	/s/ Deng Zhang
Deng Zhang
President, CEO and Chairman of the Board of Directors