Form 10-K
period 2009-12-31
Jinmimi Network Inc
filed 2010-03-05
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-156950

JINMIMI NETWORK INC.
 (Exact name of registrant as specified in Charter)

NEVADA	333-156950	20-4281128
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

6G, West Building, Changxing Plaza
Changxing Rd, Nanshan District
Shenzhen, Guangdong, 518051 P.R. China
 (Address of Principal Executive Offices)

     + 86 (755) 8340-6503
 (Issuer Telephone number)

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of March 5, 2010, the registrant had 24,000,000 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.	BUSINESS

Our History and Structure

We were incorporated under the laws of the state of Nevada in November 2008. We are an online media company and value-added information service provider in the PRC. In January 2009, the Company entered into a Purchase Agreement with HKAC and the HKAC Shareholders, pursuant to which we acquired 100% of the HKAC Shares from HKAC and HKAC Shareholders, for a total purchase price of $438,975 by delivery of a promissory note. As a result, HKAC and its subsidiary, Chuangding, became our wholly-owned subsidiaries.  In this transaction, Mr. Xi Li, our major shareholder, was also a shareholder of HKAC controlling approximately 49.9% of the outstanding shares.

In January 2009, we completed a Regulation D Rule 506 and/or Regulation S offering in which we sold 4,000,000 shares of common stock to 40 investors, at a price per share of $0.025 for an aggregate offering price of $100,000.

Our operations are limited to Chuangding’s 100% ownership interest of Shenzhen Jinmimi under a long-term management consultancy agreement. Shenzhen Jinmimi operates a website www.jinmimi.com that provides online financial, listed company data and information mainly through online forums. With a network of localized web sites targeting greater China and overseas Chinese speaking individuals, the Company provides forum-based products and services such as blogs and discussion boards through an on-line forum, Jinmimi Financial Forum.

Many residents of PRC use Jinmimi Financial Forum to publish and search for financial data and information.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business Overview

We are one of the companies that specialize in providing online financial, listed company data and information in China. We offer registered-based services on a single information platform that provide financial data and information that we deliver through online forums. Our service offerings permit users to post and search financial information on our forum, Jinmimi Financial Forum.  Jinmimi Financial Forum is divided into six (6) sub-forums: Stock Market Information, Mutual Funds Information, Bonds Market Information, Commodities & Futures Information, Foreign Currencies Information, and Our Life Section. Our service offerings can be accessed through our websites at www.jinmimi.com.

Our service offers to users are used by and targeted at a broad range of investors in China and oversee Chinese, including individual investors managing their own money, professional investors such as institutional investors managing large sums of money on behalf of their clients, other financial professional such as investment bankers, stock analysts and financial reporters and middle class individuals. Our website users are not charged for visiting our websites. In the next 12 months, we are planning to develop a more integrated information platform that will allow users to select from a range of downloadable and web-based research tools through paid subscription. Through the expansion of our registered users, we are also aimed to provide advertising services to increase our revenue. Our service offerings are designed to enhance our users’ experience due to the following characteristics:

Interactive

We have established six (6) discussion forums where users can share views with each other on stocks and trends in the financial markets in China. In addition, we have introduced stock alert services that send messages to our users’ mobile phones notifying them of related information of their interest, according to their pre-set query parameters, allowing them to extend their experience with our services beyond the Internet.

Unbiased

Our website presents third-party content, analysis and commentary to provide our users with a broad view of the financial markets in China. We do not formulate or publish views on this content, analysis or commentary. Because we are not motivated to convince them to buy or sell any securities or to invest in any specific investments, we believe our subscribers and users view us as an unbiased provider of financial information.

Easy to use

Our research tools and our website are designed with a screen layout, menu options and displays that we believe any user familiar with a computer will find easy to use. From our basic web page, our users can enter into any of the six forums with a variety of financial data and information topics that interest them. Through our search tools, our users have access to a large pool of historical financial data and information, which they can categorize and analyze as they determine. We have a product development team directed at working closely with our customer support personnel to update and develop information and presentation formats that our subscribers view as enhancing ease of use and increasing the informative power of our research tools and our website. Our website is also designed to accommodate low bandwidth access to the Internet.

Market Opportunity

The Internet industry in China has experienced rapid growth during the past several years and is expected to continue to expand at a fast rate over the next few years.

Our primary focus is the China market. The success of our business is tied to the size and vitality of China’s economy. In a preliminary study published by the Chinese National Bureau of Statistics, China’s gross domestic product (GDP) reached $2.4 trillion in 2007, representing a 11.4% year-on-year growth rate. There were 210 million Internet users in China according to the latest survey by China Internet Network Information Center (“CNNIC”) and there were 480 million mobile phone users in China according to a May 2007 Report issued by China’s Ministry of Information Industry. The large user base makes China an attractive market for the Company to expand its business. According to the latest survey by CNNIC, China has 161 million broadband users. The large broadband adoption creates opportunity for the online industry, in particular in the areas of audio and video-based products and services for Internet users and in the area of rich media and video advertising.  If the Chinese government issues 3G wireless licenses the 3G mobile network may open China’s online gateway to its mobile user, which may create additional business opportunities for Jinmimi.

Growth Strategies

We are a development stage company and we do not have any revenue since inception and we do not currently charge our website users for visiting our website. However, we intend to develop paid-subscription services in the next 12 months to generate revenue. And we also aim to provide advertising services in the future to increase our revenue.

Over the next 12 months, we will develop an integrated information platform that will allow users to select from a range of downloadable and web-based research tools through paid subscription. We intend to:

·	build a registered user customer;

·
upgrade our existing service offerings and expand our present service offerings to include downloadable and web-based research tools for data and information relating to financial instruments such as stocks, mutual funds, currencies, futures and commodities;

·	develop and increase our subscriber base by expanding distribution channels such as banks, mutual funds and brokerage firms;

·	increase our sales force scale and improve efficiency by recruiting more telemarketing sales personnel and training them with better sales skills; and

·	encourage our users to subscribe to our newer, more comprehensive and higher priced service offerings in the future.

In addition, we are negotiating with several software companies that provide stock analysis tools and several advertising companies and a consultancy company to advertise on our website.

Our Website and its Features

Our website content and our search tools are the key components of our information platform. Our websites have four primary functions:

·	To attract visitors and market our registered-based service offerings;

·	To store content and serve as an integral part of our information platform;

·	to provide online forum for users to share views on stocks and trends in the financial markets in China; and

·	to provide research tools.

In order to attract visitors to our websites, we currently offer our website content free of charge. Through our websites, users can participate in online forum discussions. We believe our websites are designed for ease of use and accommodate low bandwidth access to the Internet.

Online forums

Our online forum’s name is Jinmimi Financial Forum.  We maintain six (6) online sub-forums on our website, enabling our users to participate in the discussions on specific financial topics we believe will be of interest to them. The online forums are moderated by third party moderators approved by us. We believe the discussion forums enhance our users’ experience and, through our active monitoring, allows us to better understand our users’ behavior and needs. The name and features of these six (6) forums are as follows:

·	Stock Market Information: discussion board for users to share their opinions and experiences to purchase and sell stocks in the China market.

·	Mutual Funds Information: discussion board for users to share their opinions and experiences in mutual fund participation in the China securities market.

·	Bonds Market Information: discussion board for users to share their opinions and experiences in purchasing and selling bonds in the China market.

·	Commodities & Futures Information: discussion board for users to share their opinions and experiences in purchasing and selling commodities and futures in the China market.

·	Foreign Currencies Information: discussion board for users to share their opinions and experiences in purchasing and selling foreign currencies in the China market.

·	Our Life Section: discussion board for users to share their opinions and experiences on the overall securities market in China.

Our search tool

Our web search allows users to locate information in our online forums using Chinese language search terms. After entering a search query, users are generally presented with a list of search results. Users can then access the desired websites by clicking on the hypertext links displayed in the search results.

In addition, through Advanced Search, we have integrated additional features into our web search that help users find information more accurately and easily.

·	Advanced Search: enables users to create more focused queries by employing techniques such as narrowing results to specified words or phrases, specified forums, authors, and/or time frames.

Our Content Providers

All of our registered users are our content providers by posting new articles or responses on our six forums.

Sales and Marketing

We market our service offerings through our website www.jinmimi.com. We currently do not charge users for visiting our website. However, we intend to develop an integrated platform for downloadable financial information to paid-subscribers. We also intend to develop advertising services when we attract more users.

Technology and Infrastructure

Our internally developed technology infrastructure is designed to maximize the number of concurrent users we can serve, while minimizing information retrieval time for our users. Our technology platform, which consists of web server technology, enables us to enhance performance, reliability and scalability in handling bursts of high-volume data requests during peak time and allowing users to quickly retrieve the information that they search for even during periods of high concurrent use. The core technology of our website is jointly developed with Shenzhen Runteam Culture Communication Co., Ltd., a company which specializes in communication and website planning and design with more than ten years experience.

Web server technology

Our web server technology enables us to quickly develop and deploy information services dynamically. Our web server technology includes features that are designed to optimize the performance of our online services. For example, we developed a special feature that maximizes the time during which client-server connections are kept open, based on current server load, thereby increasing user navigation and website access speed.

Competition

Currently the online financial information service in China is rapidly evolving and highly competitive. Because we are focusing on the China securities market and online forums, we mainly compete with other internet companies providing financial information and forums, such as Jinrongjie Forum (www.jrj.com), Hexu Financial (www.hexu.com), East Money (www.eastmoney.com), MACD Financial (www.macd.cn) and Lixiang Securities Forum (www.55188.com), etc. These competitors have longer operating histories and have generated significant traffic, a loyal user base and a large and broad customer base. They have widely recognized brand names in China and greater financial resources than we do. We compete with these providers primarily for user traffic.  In the future, if we develop advertising services, we will compete with them for online advertising as well.

Our ability to compete depends on many factors, including the comprehensiveness, timeliness and trustworthiness of our content, the ease of use of our information platform and the contents of our online financial forums.

Intellectual property

We have registered one key domain name relating to our websites, www.jinmimi.com, with the Internet Corporation for Assigned Names and Numbers, or ICANN, an internationally organized, non-profit corporation.

Government and State Regulations

Internet Law

The Chinese government has enacted an extensive regulatory scheme governing the operation of business with respect to the internet, such as telecommunications, internet information services, international connections to computer information networks, information security, censorship and administrative protection of copyrights. Our website is currently in compliance with all government and state regulations applicable to access, content or commerce on the internet.

Specifically, PRC regulates online advertising, principally through the State Administration of Industry and Commerce (“SIAC”). Any entity that wishes to conduct advertising business in the PRC must first obtain approval from the SAIC or its local counterpart. We conduct our online advertising business through www.jinmimi.com, which holds an advertising operating license.

However, due to the increasing popularity and use of the Internet, it is possible that an additional number of laws and regulations may be adopted with respect to the Internet covering issues such as:

*	user privacy;
*	freedom of expression;
*	pricing;
*	content and quality of products and services;
*	taxation;
*	advertising;
*	intellectual property rights; and
*	information security.

The adoption of any such laws or regulations might decrease the rate of growth of internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a material adverse effect on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Regulations on News Display

Displaying news on a website and disseminating news through the Internet are highly regulated areas in the People’s Republic of China.  In November 2000, the State Council News Office and the Ministry of Information Industry promulgated the Provisional Measures for Administrating Internet Websites Carrying on the News Displaying Business. These measures require an Internet Communications Protocol operator (other than a government authorized news unit) to obtain State Council News Office approval to post news on its website or disseminate news through the Internet. Furthermore, the disseminated news must come from government-approved sources pursuant to contracts between the Internet Communications Protocol operator and these sources, copies of which must be filed with the relevant government authorities.

Currently we do not provide news by ourselves. But our users may post with links to other domestic websites that display news. According to our People’s Republic of China legal counsel, providing links to news stories in response to a search query does not constitute displaying news on a website or disseminating news through the Internet. Therefore, we are not required to obtain governmental approval for providing our search users with these news links.

Regulation on Internet Culture Activities

On May 10, 2003, the Ministry of Culture promulgated the Internet Culture Administration Tentative Measures, or the Internet Culture Measures. The Internet Culture Measures require Internet Communications Protocol operators engaging in “Internet culture activities” to obtain a license from the Ministry of Culture. The term “Internet culture activities” includes, among other things, online dissemination of Internet cultural products (such as audio-video products, gaming products, performances of plays or programs, works of art and cartoons) and the production, reproduction, importation, sale (wholesale or retail), leasing and broadcasting of Internet cultural products. The Internet Culture Measures do not state whether the measures apply to Internet search services that provide links to Internet cultural products, such as online audio-video products offered by third-party websites. According to our People’s Republic of China legal counsel, Internet search services that provide links to third-party websites do not currently constitute engaging in Internet culture activities under the Internet Culture Measures. We therefore believe that we do not need to obtain an Internet culture business operation license.

Regulation on Broadcasting Audio-Video Programs through the Internet

On January 7, 2003, the State Administration of Radio, Film and Television promulgated the Rules for Administration of Broadcasting of Audio-Video Programs through the Internet and Other Information Networks, or the Broadcasting Rules. The Broadcasting Rules regulate Internet broadcasting of audio-video programs. According to the Broadcasting Rules, anyone who wishes to engage in Internet broadcasting activities must first obtain a license.

On April 23, 2005, the State Council announced a policy regarding investment by non-state-owned companies in culture-related business in China. The policy restricts investment by non-state-owned companies in audio-video broadcasting business or website news business, whether the business is conducted via Internet or otherwise. The policy authorizes the Ministry of Culture, the State Administration of Radio, Film and Television and the State Council News Office to adopt detailed implementation rules according to the policy. As we do not provide audio-video directly through our website, although our users may provide algorithm-generated links to third-party websites, we do not believe this policy would have direct adverse impact on our business and operations.

Regulations on Advertisements

The People’s Republic of China government regulates online advertising, principally through the State Administration for Industry and Commerce, or the SAIC. Under the Rules for Administration of Foreign Invested Advertising Enterprise, promulgated by the SAIC and Ministry of Commerce on March 2, 2004, and the Guidance Catalogue, foreign investors are currently permitted to own up to 70% of the equity interest, individually or collectively, in a People’s Republic of China advertising company. Starting December 10, 2005, there is no limit on the percentage of foreign equity ownership

Any entity that wishes to conduct advertising business in the People’s Republic of China must first obtain approval from the SAIC or its local counterpart. Although the People’s Republic of China laws or regulations at the national level do not specifically regulate online advertising businesses, certain provincial government authorities, such as the Beijing Administration for Industry and Commerce, or Beijing AIC, regulate online advertising businesses. In March 2001, Beijing AIC promulgated the Online Advertising Tentative Administrative Measures, which require Internet Communications Protocol operators that provide online advertising services within the municipality of Beijing to obtain an advertising operations license.

Regulation on Software Products

On October 27, 2000, the Ministry of Information Industry issued the Administrative Measures on Software Products, or the Software Measures, to strengthen the regulation of software products and to encourage the development of the People’s Republic of China software industry. Under the Software Measures, a software developer must have all software products imported into or sold in the People’s Republic of China tested by a testing organization approved by the Ministry of Information Industry. The software products must be registered with the Ministry of Information Industry or with its provincial branch. The sale of unregistered software products in the People’s Republic of China is forbidden. Software products can be registered for five years, and the registration is renewable upon expiration.

Regulations on Intellectual Property Rights

China has adopted legislation governing intellectual property rights, including trademarks, patents and copyrights. China is a signatory to the main international conventions on intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights upon its accession to the WTO in December 2001.

The National People’s Congress adopted the Patent Law in 1984, and amended it in 1992 and 2000. The purpose of the Patent Law is to protect and encourage invention, foster applications of invention and promote the development of science and technology. To be patentable, invention or utility models must meet three conditions:

(i) novelty, (ii) inventiveness and (iii) practical applicability. Patents cannot be granted for scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. A third-party user must obtain consent or a proper license from the patent owner to use the patent. Otherwise, the use constitutes an infringement of patent rights.

Copyright. The National People’s Congress amended the Copyright Law in 2001 to widen the scope of works and rights that are eligible for copyright protection. The amended Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center.

To address copyright issues relating to the Internet, the People’s Republic of China Supreme People’s Court, on November 11, 2000, issued the Interpretations on Some Issues Concerning Applicable Laws for Trial of Disputes over Internet Copyright, or the Interpretations, which were subsequently amended on December 23, 2003. The Interpretations established joint liability for Internet Communications Protocol operators if they knowingly participate in, assist in or incite infringing activities or fail to remove infringing content from their websites after receiving notice from the rights holder. In addition, any act intended to bypass circumvention technologies designed to protect copyrights constitutes copyright infringement.

To address the problem of copyright infringement related to the content posted or transmitted over the Internet, the People’s Republic of China National Copyright Administration and the Ministry of Information Industry jointly promulgated the Administrative Measures for Copyright Protection Related to the Internet on April 30, 2005. This measure became effective on May 30, 2005.

This measure applies to situations where an Internet Communications Protocol operator (i) allows another person to post or store any works, recordings, audio or video programs on the websites operated by such Internet Communications Protocol operator or (ii) provides links to, or search results for, the works, recordings, audio or video programs posted or transmitted by such person, without editing, revising or selecting the content of such material. Upon receipt of an infringement notice from a legitimate copyright holder, an Internet Communications Protocol operator must take remedial actions immediately by removing or disabling access to the infringing content. If an Internet Communications Protocol operator knowingly transmits infringing content or fails to take remedial actions after receipt of a notice of infringement, the Internet Communications Protocol operator could be subject to administrative penalties, including: cessation of infringement activities; confiscation by the authorities of all income derived from the infringement activities; and payment of a fine of up to three times the unlawful income or, in cases where the amount of unlawful income cannot be determined, a fine of up to RMB100,000. An Internet Communications Protocol operator is also required to retain all infringement notices for a minimum of six months and to record the content, display time and IP addresses or the domain names related to the infringement for a minimum of 60 days. Failure to comply with this requirement could result in an administrative warning and a fine of up to RMB30, 000.

Under the People’s Republic of China’s copyright laws, a copyright holder can sue Internet service providers for copyright infringement. For example, in 2004, a Chinese record company sued a Chinese Internet music content provider, alleging that the defendant enabled users to download certain MP3 music files without the plaintiff’s authorization. The Beijing Municipal Supreme People’s Court found the defendant liable for knowingly participating in infringing activities and fined the defendant RMB100, 000 (US$12,082). On the other hand, in a 2001 case in which an author sued a Chinese Internet company for providing search links to a third-party website which displayed his book online without his authorization, the Haidian District People’s Court in Beijing held that the Internet company was not liable for providing algorithm-generated search links to the third-party website without knowledge of the website’s infringing activities. However, if an Internet search provider does not promptly remove links to the infringing content after receiving notices from the copyright holders, the Internet search provider can be held liable by a People’s Republic of China court. For example, in 2000, a copyright holder of a book brought a copyright infringement claim against another Chinese Internet company in the Beijing Intermediate People’s Court, alleging that the defendant provided search links to certain third-party websites that posted the plaintiff’s book without authorization and refused to remove such links to the infringing websites after the plaintiff requested the defendant to do so. The court found the defendant liable based primarily on the fact that it received notices of infringement from the plaintiff but did not timely remove the search links, and ordered the defendant to pay RMB3,000 (US$362.5) to the plaintiff as compensatory damage.

We do not host MP3 music files or movies on our servers. We provide algorithm-generated links to MP3 music files and provide index to movies located on third-party websites in response to our users’ search queries. We have adopted measures to mitigate copyright infringement risks. For example, our policy is to remove links to web pages if we know these web pages contain materials that infringe third-party rights or if we are notified by the legitimate copyright holder of the infringement.

Regulation of Information Security

The National People’s Congress has enacted legislation that prohibits use of the Internet that breaches the public security, disseminates socially destabilizing content or leaks state secrets. Breach of public security includes breach of national security and infringement on legal rights and interests of the state, society or citizens. Socially destabilizing content includes any content that incites defiance or violations of People’s Republic of China laws or subversion of the People’s Republic of China government or its political system, spreads socially disruptive rumors or involves cult activities, superstition, obscenities, pornography, gambling or violence. State secrets are defined broadly to include information concerning People’s Republic of China national defense, state affairs and other matters as determined by the People’s Republic of China authorities.

According to this legislation and other relevant regulations, Internet Communications Protocol operators must complete mandatory security filing procedures with local public security authorities and must also report any public dissemination of prohibited content.

Regulations on Internet Privacy

The People’s Republic of China Constitution states that the People’s Republic of China’s laws protect the freedom and privacy of communications of citizens and prohibits infringement of such rights. In recent years, the People’s Republic of China’s government authorities have enacted legislation on Internet use to protect personal information from any unauthorized disclosure. The Internet Measures prohibit an Internet Communications Protocol operator from insulting or slandering a third party or infringing upon the lawful rights and interests of a third party. Pursuant to the BBS Measures, Internet Communications Protocol operators that provide electronic messaging services must keep users’ personal information confidential and must not disclose such personal information to any third party without the users’ consent or unless required by law. The regulations further authorize the relevant telecommunications authorities to order Internet Communications Protocol operators to rectify unauthorized disclosure. Internet Communications Protocol operators are subject to legal liability if the unauthorized disclosure results in damages or losses to users. The People’s Republic of China government, however, has the power and authority to order Internet Communications Protocol operators to turn over personal information if an Internet user posts any prohibited content or engages in illegal activities on the Internet.

Regulations on Foreign Exchange

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 1997 and various regulations issued by the State Administration of Foreign Exchange and other relevant People’s Republic of China government authorities, RMB is freely convertible only to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from the State Administration of Foreign Exchange or its provincial branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the People’s Republic of China.

Payments for transactions that take place within the People’s Republic of China must be made in RMB. Unless otherwise approved, People’s Republic of China companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by State Administration of Foreign Exchange or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into RMB.

Employees

As of March 5, 2010, we have approximately 10 full time employees. We do not have any employment agreement with our employees. We believe our relationship with our employees is satisfactory.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.      DESCRIPTION OF PROPERTY.

Our business office is located at 6G, West Building, Changxing Plaza, Changxing Rd, Nanshan District Shenzhen, Guangdong, 518051 P.R. China. The office is approximately 650 sq. ft. and we pay rent of $400 per month to occupy this location. We currently have 5 computers as our main office equipment. We have no other properties and at this time have no agreements to acquire any properties in the future.

ITEM 3.      LEGAL PROCEEDINGS.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “JIMN” in June 2009.  Effective January 22, 2010, our common stock was deleted from OTC Bulletin Board for failure to comply with Rule 15c2-11.

Holders of Our Common Stock

As of the date of this filing, we have 40 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

To date, we have not appointed a transfer agent for our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company  for the fiscal years ended December 31, 2009 and 2008, should be read in conjunction with the financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Business Overview

We were incorporated under the laws of the state of Nevada in November 2008. We are an online media company and value-added information service provider in the PRC.  We specialize in providing online financial, listed company data and information in China. We offer registered-based services on a single information platform that provide financial data and information delivered through online forums. Our service offerings permit users to post and search financial information on our forum, Jinmimi Financial Forum.  Jinmimi Financial Forum is divided into six (6) sub-forums: Stock Market Information, Mutual Funds Information, Bonds Market Information, Commodities & Futures Information, Foreign Currencies Information, and Our Life Section. Our service offerings can be accessed through our website at www.jinmimi.com.

Our services are used by and targeted at a broad range of investors in China and oversee Chinese, including individual investors managing their own money, professional investors such as institutional investors managing large sums of money on behalf of their clients, other financial professional such as investment bankers, stock analysts and financial reporters and middle class individuals. Our website users are not charged for visiting our websites. In the next 12 months, we are planning to develop a more integrated information platform that will allow users to select from a range of downloadable and web-based research tools through paid subscription. Through the expansion of our registered users, we are also aimed to provide advertising services to increase our revenue.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   As reflected in the accompanying financial statements, as of December 31 2009, we had an accumulated deficit totaling $130,683. These raise substantial doubts about our ability to continue as a going concern.

Plan of Operation

We are a development stage company with very limited operating history and we do not have any revenue since inception. We do not charge our website users for visiting our website currently. We anticipate incurring losses in the foreseeable future. We have already incurred significant net losses as $130,683 for the period from inception to December 31 2009. In order to attract and retain Internet users, advertisers and subscribers, and generate revenue, we intend to develop paid-subscription services and provide advertising services.  Therefore, during the next twelve months, we expect to take the following steps in connection with the expansion of our business and the continuance of our operations:

1)
Initiate substantive construction of our website. We currently have constructed a comprehensive and well designed site webpage at www.jinmimi.com which provides financial data and information through our online forum, Jinmimi Financial Forum. The next stage of web expansion will focus on promoting Jinmimi Financial Forum to attract advertising companies, software companies that provide stock analysis tools, and consultancy companies for advertising services.

2)
Build our customer database by better understanding and in depth mining registered users. We intend to develop and increase our user base by expanding distribution channels such as banks, mutual funds and brokerage firms. As we have more users in the future, we will use our best efforts to upgrade our existing service offerings and expand our present service offerings to include downloadable and web-based research tools for data and information relating to financial instruments such as stocks, mutual funds, currencies, futures and commodities.

3)
Hire and train additional staff, including management, marketing staff, and administrative personnel. We will increase our sales force scale and improve efficiency by recruiting more telemarketing sales personnel and training them with better sales skills.

We intend to grow through internal development.  Because of uncertainties surrounding our growth and strong competition, we anticipate continuing to incur losses over the next 12 months. Our ability to achieve our business objectives is contingent upon its success in developing advertising services and upgrading our services to paid subscription based services.

Limited Operating History

We are a development stage company incorporated in November 2008, and as such had minimal operating revenues to date. Further, we have no significant assets and no current earnings. The success of our company is dependent upon the extent to which it will gain market share. All financial information and financial projections and other assumptions made by us are speculative and, while based on management's best estimates of projected sales levels, operational costs, consumer preferences, and the general economic and competitive health of our company in the image consultant marketplace, there can be no assurance that we will operate profitably or remain solvent.

Results of Operations

For the year ended December 31 2009, we had $4,785 net revenues. Our operating expenses are $137,482. We incurred a net loss of $130,683.

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

Liquidity and Capital Resources

As of December 31 2009, we had cash of $133,759.  We believe we can satisfy our cash requirements for the next twelve months with our current cash. We anticipate hiring a few employees, however, our operational, and general and administrative expenses for the next 12 months can be limited to a total of approximately $150,000 depending on the expansion of our business operations. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.

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

Our significant accounting policies are summarized in Note 3 of our financial statements for the period ended December 31 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

JINMIMI NETWORK INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F2 – 3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F6 – 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F8 – 22

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
Jinmimi Network Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Jinmimi Network Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has net losses of $130,683 for the year ended December 31, 2009. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China	Albert Wong & Co
March 5, 2010	Certified Public Accountants

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

		2009	2008
	Note
ASSETS
Current assets
Cash and cash equivalents		$133,759	$-
Trading securities at fair value		2,852	-
Trade receivables		2,448	-
Subscription receivables		2,000	2,000
Amount due from a director	5	32	-
Advances to employees		73	-
Rental deposits		1,463	-
Prepaid expenses		83,707	-

Total current assets		$226,334	$2,000
Goodwill	6	187,081	-
Property, plant and equipment, net	7	4,069	-

TOTAL ASSETS		$417,484	$2,000

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$4,522	$-
Amount due to a shareholder	8	220,084	-
Other loans	9	221,260	-

TOTAL LIABILITIES		$445,866	$-

Commitments and contingencies	13	$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;
100,000,000 shares authorized;
24,000,000 and 20,000,000 shares
issued and outstanding at December 31,
2009 and 2008 respectively	$2,400	$2,000
Additional paid-in capital	99,600	-
Accumulated loss	(130,683)	-
Accumulated other comprehensive income
	301	-

	$(28,382)	$2,000

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$417,484	$2,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

		2009	2008
	Note
Net revenues		$4,785	$-
Cost of net revenues		(5,841)	-

Gross loss		$(1,056)	$-

Operating expenses:
General and administrative		(137,482)	(42,007)

Operating loss		$(138,538)	$(42,007)
Interest income		7,855	485

Loss before income taxes		$(130,683)	$(41,522)

Income taxes	12	-	-

Net loss		$(130,683)	$(41,522)

Foreign currency translation adjustment		301	-

Comprehensive loss		(130,382)	(41,522)

Net loss per share:
-Basic and diluted	10	$(0.005)	$(0.002)

Weighted average number of common stock
-Basic and diluted	10	23,857,534	20,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

				Accumulated other
	Common	Additional	Accumulated	comprehensive
	stock	paid-in capital	loss	income	Total

Issuance of common stock	$2,000	$-	$-	$-	$2,000

Balance, December 31, 2008	$2,000	$-	$-	$-	$2,000

Balance, January 1, 2009	$2,000	$-	$-	$-	$2,000
Issuance of common stock	400	99,600	-	-	100,000
Net loss	-	-	(130,683)	-	(130,683)
Foreign currency
translation adjustment	-	-	-	301	301

Balance, December 31, 2009	$2,400	$99,600	$(130,683)	$301	$(28,382)

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

	2009	2008
Cash flows from operating activities
Net loss	$(130,683)	$-
Depreciation	892	-
Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	(2,446)	-
Subscription receivables	-	(2,000)
Amount due from a director	11,685	-
Advances to employees	(73)	-
Rental deposits	(731)	-
Prepaid expenses	(83,698)	-
Accruals	3,420	-
Other loans	146,753	-

Net cash used in operating activities	$(54,881)	$(2,000)

Cash flows from investing activities
Acquisition of subsidiary	$(52,814)	$-
Purchases of trading securities	(2,851)	-
Purchases of property, plant and equipment	(1,840)	-

Net cash used in investing activities	$(57,505)	$-

Cash flows from financing activities
Issue of capital	$100,000	$2,000
Loan to a shareholder	145,877	-

Net cash provided by financing activities	$245,877	$2,000

Net cash and cash equivalents sourced	$133,491	$-

Effect of foreign currency translation on cash
and cash equivalents	268	-

Cash and cash equivalents–end of year	$133,759	$-

Supplementary cash flow information:
Interest received	$7,855	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

ACQUISITION OF SUBSIDIARY:

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

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

2. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from shareholders.

For the year ended December 31, 2009, the Company has generated revenue of $4,785 and has incurred an accumulated deficit $130,683. As of December 31, 2009, its current liabilities exceed its current assets by $219,532, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting

The Group maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes.  The financial statements and notes are representations of management.  Accounting policies adopted by the Group conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Group’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC and Hong Kong, the accounting standards used in the places of their domicile. The accompanying condensed interim consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company's subsidiaries to present them in conformity with US GAAP.

(b)	Principles of consolidation

The Company consolidates its subsidiaries and the entities it controls through a majority voting interest or otherwise, including entities that are variable interest entities (“VIEs”) for which the Company is the primary beneficiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ACS 810”).  The provisions of ASC 810 have been applied respectively to all periods presented in the consolidated financial statements.

Subsidiary

The Company consolidates its wholly owned subsidiaries, Active Choice Limited, Chuangding Investment Consultant (Shenzhen) Co., Ltd and Shenzhen Jinmimi, because it controls these entities through its 100% voting interest in them.  The following sets forth information about the wholly owned subsidiaries:

Name of Subsidiary	Place & Date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Issued Capital (HKD)	Registered Capital (RMB)
Active Choice Limited (“HKAC”)	Hong Kong/ September 26,2008	100	$1,290	HKD10,000	-

Chuangding Investment Consultant (Shenzhen) Co., Ltd (“Chuangding”)	PRC/ December 4, 2008	100	$146,056	-	RMB1,000,000

*Shenzhen Jinmimi Network Technology Limited Company (“Shenzhen Jinmimi”)	PRC/August 4, 2008	100	$291,864	-	RMB 2,000,000

	*Note : Deemed variable interest entity

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(f)	Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net acquired identifiable assets at the date of acquisition. Goodwill is included in intangible assets and no amortization is provided.

Goodwill is tested annually for impairment. During the periods, no impairment was made.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360, “Property, Plant and Equipment”. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

During the reporting periods, there was no impairment loss.

(h)	Foreign currency translation

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2009	December 31, 2008
Twelve months ended	6.8372	6.8542
USD : RMB exchange rate
Average twelve months ended	6.8409	6.9623
USD : RMB exchange rate

Twelve months ended	7.7551	7.7507
USD : HKD exchange rate
Average twelve months ended	7.7522	7.7513
USD : HKD exchange rate

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. The Group does not maintain any bank accounts in the United States of America.   The cash located outside the United States is not restricted as to usage.

(j)	Leases

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the years ended December 31, 2009 and 2008 were $9,165 and $2,480, respectively.

(k)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the years ended December 31, 2009 and 2008 were $286 and $270, respectively.

(l)	Income taxes

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the years ended December 31, 2009 and 2008 are 25%.

(m)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at December 31, 2009 and 2008 amounted to $133,759 and nil respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Comprehensive income

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

(o)	Recently implemented standards

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

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)  Recently implemented standards (Continued)

ASC 944, Financial Services – Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)   Recently implemented standards (Continued)

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)   Recently implemented standards (Continued)

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The difference between the carrying amounts and fair values of those financial instruments held upon initial adoption, on January 1, 2008, was recognized as a cumulative effect adjustment to the opening balance of retained earnings and was not material to the Company’s financial position or results of operations. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009, which also was not material to the Company’s financial position or results of operations.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)   Recently implemented standards (Continued)

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)  Recently implemented standards (Continued)

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

4. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2009 and 2008. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2009 and 2008, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2009 and 2008, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of December 31, 2009 and 2008 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at December 31, 2009 and 2008, no customer accounted for 10% of the Group’s revenue and trade receivables.

5. AMOUNT DUE FROM A DIRECTOR

Amount due from a director is unsecured, interest-free, and repayable on demand.

6. GOODWILL

On January 14, 2009, the Company acquired 100% interest of HKAC for $438,975. Goodwill represents the excess of the cost of the purchases over the fair value of the net acquired identifiable assets at the date of acquisition.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

7. PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	2009	2008
At cost
Office equipment	$5,077	$-
Less: accumulated depreciation	(1,008)	-

	$4,069	$-

Depreciation expense included in the general and administrative expenses for the years ended December 31, 2009 and 2008 were $892 and nil respectively.

8. AMOUNT DUE TO A SHAREHOLDER

Amount due to a shareholder is unsecured and charged at the rate of 2% per annum.

9. OTHER LOANS

Other loans are the loans from the former shareholder of Active Choice Limited, Silky Road International Group Limited. The amounts are unsecured and charged at the rate of 2% per annum.

10. LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	2009	2008
Loss:

Loss for the purpose of basic and
dilutive earnings per share	$(130,683)	$(41,522)

Number of shares:

Weighted average number of
common stock for the purpose of basic
and dilutive earnings per share	23,857,534	20,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

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

12. INCOME TAXES

(a)
The Company, being registered in the State of Nevada whereas its subsidiary, HKAC being incorporated in Hong Kong is not subject to any income tax and conducts all of its business through its PRC subsidiary, Chuangding and VIE, Shenzhen Jinmimi (see note 1).

Chuangding, and Shenzhen Jinmimi, being registered in the PRC, are subject to PRC’s Enterprise Income Tax (“EIT”). Pursuant to the PRC Income Tax Laws, EIT is generally imposed at 25%.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the years ended December 31,
	2009	2008

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	PRC EIT rate was 25% for the years ended December 31, 2009 and 2008.

No income before income taxes for the years ended December 31, 2009 and 2008, were attributed to the subsidiary with operations in China. No income taxes related to China income for the years ended December 31, 2009 and 2008.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the years ended December 31, 2009 and 2008.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Stated in US Dollars)

13. COMMITMENTS AND CONTINGENCIES

The Group has entered into a number of tenancy agreements for offices expiring through 2009. Total rental expenses for the years ended December 31, 2009 and 2008 were $9,165 and $2,480 respectively.

As at December 31, 2009, the Group’s commitments for minimum lease payments under these leases for the next one year and thereafter are as follows:

Year ending December 31,2010	$219

14. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through March 5, 2010, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Albert Wong & Co.  We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers’ and sole director’s and their respective ages as of March 5, 2010 are as follows:

NAME	AGE	POSITION

Deng Zhang	35	President, Chief Executive Officer and Chairman of the Board of Director

Jiangkun Shi	37	Chief Executive Officer, Principal Accounting Officer and Treasurer

Ping Zhao	35	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Deng Zhang, President, CEO and Chairman of the Board of Directors

Mr. Zhang is our sole director and is served as the President and Chief Executive Officer since inception of our company. From 2006 to October 2008, he was served as the General Manager of Shenzhen Xin Kai Yuan Information Consulting Co., Ltd which operates 188Info (www.188info.com). From 2004 to 2006, he was served as Vice President of Shenzhen Zefang Advertising Liability Co., Ltd. for product marketing and planning of the company, and developing underground garage advertising.  From 1997 to 2004, Mr. Zhang was working in several different departments of Dapeng Securities Liability Co., Ltd.  Mr. Zhang graduated from the School of Economics and Management of Hubei Business College in 1997.

Ms. Jiangkun Shi, CFO, Principal Accounting Officer and Treasurer

Ms. Shi is our Chief Financial Officer, Principal Accounting Officer and Treasurer since inception of our company. She is familiar with the national financial system and relevant policies and regulations and is proficient with related financial software. From 1999 to 2007, Ms. Shi served several positions from Cashier, Accountant, Deputy Manager and General Manager of the Accounting Department of Jinmen Petrochemical Corporation. Ms. Shi graduated from Accounting and Auditing Department of Jianghan Petroleum Institute in 1992.

Ms. Ping Zhao, Secretary

Ms. Zhao is our Secretary since inception of our company.  She is familiar with secretarial work. From 2003 to 2007, Ms. Zhao served as League branch secretary of Hubei Jianghan Group Ferroalloy Limited Liability Company.  From 2002 to 2003, she served as Secretary of Quality and Safety Department of Hubei Jianghan Group. Prior to join Hubei Jianghan Group, Ms. Zhao was a Chinese teacher in Hubei Xiangfan No. 7 Middle School. Ms. Zhao graduated from Hubei Education College in 1996.

All officers and sole director listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We currently do not have a code of ethics that applies to our officers, employees and sole director, including our Chief Executive Officer and senior executives.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Deng Zhang President, CEO, and Chairman of the Board of Directors	2009	$1,000	0	0	0	0	0	0	$1,000
	2008	$1,000	0	0	0	0	0	0	$1,000
Jiangkun Shi CFO, Principal Accounting Officer and Treasurer	2009	$800	0	0	0	0	0	0	$800
	2008	$800	0	0	0	0	0	0	$800
Ping Zhao Secretary	2009	$650	0	0	0	0	0	0	$650
	2008	$650	0	0	0	0	0	0	$650

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 5, 2010.

Compensation of Directors

Our sole director is permitted to receive fixed fees and other compensation for his services as director. The Board of Directors has the authority to fix the compensation of director. No amounts have been paid to, or accrued to, director in such capacity.

Employment Agreements

We currently do not have any employment agreements in place with our officers or significant employees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 5, 2010 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” below and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Xi Li (1) Address: Room 604, Unit 1, 20/FDongzhong Road, Dongcheng District, Beijing, P.R.China	10,020,000	41.75%

Common Stock	Changze Liu (1) Address: No. 12, Unit 86, No. 14 Street, Xingou Bridge, Qingshan District, Wuhan City, P.R.China	9,980,000	41.58%

Common Stock	Deng Zhang (2)	0	0

Common Stock	Jiangkun Shi (2)	0	0

Common Stock	Ping Zhao (2)	0	0

Common Stock	All executive officers and directors as a group (3 persons)	0	0

(1)	Upon inception of our company in November 2008, Mr. Xi Li and Mr. Changze Liu were issued 10,020,000 and 9,980,000 shares of the Company’s common stock as founder shares for their services provided.
(2)	Address: c/o Jinmimi Network Inc., 6G, West Building, Changxing Plaza, Changxing Rd, Nanshan District, Shenzhen, Guangdong, 518051 P.R. China.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

We were incorporated under the laws of the State of Nevada in November 2008. Upon inception, we issued 10,020,000 shares to Mr. Xi Li and 9,980,000 shares to Mr. Changze Liu as founder shares for their services provided.

On January 14, 2009, we entered into a Purchase Agreement with HKAC and HKAC Shareholders, who are Mr. Xi Li and Silky Road International Group Limited, a BVI corporation (“Silky Road”). Mr. Xi Li owned 49.9% shares of HKAC and Silky Road owned 50.1% shares of HKAC. Pursuant to the Purchase Agreement, we acquired all the shares from HKAC Shareholders for $438,975 by delivery of a promissory note.

Other than described above, there is no other related party transaction.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $8,500 and $2,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Certifications of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934, As Amended

31.2	Certifications of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934, As Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2010

By	/s/ Deng Zhang
Deng Zhang President, Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 5, 2010	By:	/s/ Deng Zhang
Deng Zhang
President, Chief Executive Officer and Chairman of the Board of Directors

March 5, 2010	By:	/s/ Jiangkun Shi
Jiangkun Shi
Chief Financial Officer, Principal Accounting Officer and Treasurer

March 5, 2010	By:	/s/ Ping Zhao
Ping Zhao
Secretary