Form 10-Q
period 2010-03-31
Jinmimi Network Inc
filed 2010-05-14
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2010:  24,000,000 shares of Common Stock.

JINMIMI NETWORK INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	(Removed and Reserved.)	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

JINMIMI NETWORK INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Stated in US Dollars)(Unaudited)

JINMIMI NETWORK INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIINCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6 – 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 – 22

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
Jinmimi Network Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Jinmimi Network Inc. as of March 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the three-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co
May 14, 2010	Certified Public Accountants

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)(Unaudited)

		March 31,	December 31,
		2010	2009
	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$99,811	$133,759
Trading securities at fair value		3,588	2,852
Trade receivables		2,448	2,448
Subscription receivables		2,000	2,000
Amount due from a director	5	-	32
Advances to employees		318	73
Rental deposits		1,463	1,463
Prepaid expenses		75,376	83,707

Total current assets		$185,004	$226,334
Goodwill	6	187,081	187,081
Property, plant and equipment, net	7	3,815	4,069

TOTAL ASSETS		$375,900	$417,484

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$2,500	$4,522
Amount due to a director	8	574	-
Amount due to a shareholder	9	219,993	220,084
Other loans	10	221,167	221,260

TOTAL LIABILITIES		$444,234	$445,866

Commitments and contingencies		$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)(Unaudited)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;
100,000,000 shares authorized;
24,000,000 issued and outstanding
at March 31, 2010 and December 31,2009	$2,400	$2,400
Additional paid-in capital	99,600	99,600
Accumulated loss	(170,842)	(130,683)
Accumulated other comprehensive income	508	301

	$(68,334)	$(28,382)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$375,900	$417,484

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

		2010	2009
	Note
Net revenues		$-	$584
Cost of net revenues		-	(475)

Gross profit		$-	$109

Operating expenses:
General and administrative		(40,896)	(46,620)

Operating loss		$(40,896)	$(46,511)
Fair value gains on tradable financial asset		735	-
Interest income		2	99

Loss before income taxes		$(40,159)	$(46,412)

Income taxes	13	-	-

Net loss		$(40,159)	$(46,412)

Foreign currency translation adjustment		207	(1,482)

Comprehensive loss		$(39,952)	$(47,894)

Net loss per share:
-Basic and diluted	11	$(0.002)	$(0.002)

Weighted average number of common stock
-Basic and diluted	11	24,000,000	24,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
THREE MONTHS ENDED MARCH 31, 2010
(Stated in US Dollars)(Unaudited)

					Accumulated
			Additional		other
	Number of	Common	paid-in	Accumulated	comprehensive
	shares	stock	capital	loss	income	Total

Balance, January 1, 2009	20,000,000	$2,000	$-	$-	$-	$2,000
Issuance of common stock	4,000,000	400	99,600	-	-	100,000
Net loss	-	-	-	(130,683)	-	(130,683)
Foreign currency
translation adjustment	-	-	-	-	301	301

Balance, December 31, 2009	24,000,000	$2,400	$99,600	$(130,683)	$301	$(28,382)

Balance, January 1, 2010	24,000,000	$2,400	$99,600	$(130,683)	$301	$(28,382)
Net loss	-	-	-	(40,159)	-	(40,159)
Foreign currency
translation adjustment	-	-	-	-	207	207

Balance, March 31, 2010	24,000,000	2,400	99,600	(170,842)	508	(68,334)

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(40,159)	$(46,412)
Depreciation	254	162
Adjustments to reconcile net income to net
cash provided by operating activities:
Trading securities at fair value	(735)	-
Trade receivables	-	(584)
Subscription receivable	-	(100,000)
Amount due from a director	32	11,102
Other receivables	-	(146,496)
Amount due to a director	574	-
Advances to employees	(245)	-
Prepaid expenses	8,331	-
Accruals	(2,022)	(599)
Other loans	-	219,926

Net cash used in operating activities	$(33,970)	$(62,901)

Cash flows from investing activities
Acquisition of subsidiary	$-	$(52,814)

Net cash used in investing activities	$-	$(52,814)

Cash flows from financing activities
Issue of capital	$-	$100,000
Amount due to a shareholder	-	219,050

Net cash provided by financing activities	$-	$319,050

Net cash and cash equivalents (used) sourced	$(33,970)	$203,335

Effect of foreign currency translation on cash
and cash equivalents	22	(243)
Cash and cash equivalents-beginning of period	133,759	-

Cash and cash equivalents–end of period	$99,811	$203,092

Supplementary cash flow information:
Interest received	$2	$99

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

For the three months then ended March 31, 2010, the Company has not generated revenue yet and has incurred an accumulated deficit $170,842. As of March 31, 2010, its current liabilities exceed its current assets by $259,230, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009
Twelve months ended
USD : RMB exchange rate	-	6.8372	-
Average twelve months ended
USD : RMB exchange rate	-	6.8409	-
Three months ended
USD : RMB exchange rate	6.8361	-	6.8456
Average three months ended
USD : RMB exchange rate	6.8360	-	6.8466
Twelve months ended
USD : HKD exchange rate	-	7.7551	-
Average twelve months ended
USD : HKD exchange rate	-	7.7522	-
Three months ended
USD : HKD exchange rate	7.7647	-	7.7505
Average three months ended
USD : HKD exchange rate	7.7639	-	7.7548

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

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

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the three months end March 31, 2010 and 2009 were $1,799 and $1,577 respectively.

(k)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses included in the general and administrative expense for the three months ended March 31, 2010 and 2009 were $1,793 and $204, respectively.

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the three months ended March 31, 2010 and 2009 are 25%.

(m)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at March 31, 2010 and December 31, 2009 amounted to $99,811 and $133,759 respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

4. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2010 and December 31, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2010 and December 31, 2009, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2010 and 2009, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of March 31, 2010 and December 31, 2009 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at March 31, 2010 and December 31, 2009, no customer accounted for 10% of the Group’s revenue and trade receivables.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

7.   PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	March 31, 2010	December 31, 2009
At cost
Office equipment	$5,077	$5,077
Less: accumulated depreciation	(1,262)	(1,008)

	$3,815	$4,069

Depreciation expense included in the general and administrative expenses for the three months ended March 31, 2010 and 2009 were $254 and $162 respectively.

8.    AMOUNT DUE TO A DIRECTOR

Amount due to a director is unsecured, interest-free, and repayable on demand.

9.    AMOUNT DUE TO A SHAREHOLDER

Amount due to a shareholder is unsecured, interest-free, and repayable on demand.
10.  OTHER LOANS

Other loans are the loans from the former shareholder of Active Choice Limited, Silky Road International Group Limited. The amounts are unsecured and interest-free and repayable on demand.

11.  LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2010	2009
Loss:
Loss for the purpose of basic and
dilutive earnings per share	$(39,952)	$(46,412)

Number of shares:

Weighted average number of
common stock for the purpose of basic
and dilutive earnings per share	24,000,000	24,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

13. INCOME TAXES

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the three months ended March 31
	2010	2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	PRC EIT rate was 25% for the three months ended March 31, 2010 and 2009.

No income before income taxes for the three months ended March 31, 2010 and 2009, were attributed to the subsidiary with operations in China. No income taxes related to China income for the three months ended March 31, 2010 and 2009.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the three months ended March 31, 2010 and 2009.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

14. SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 14, 2010, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

For the three months then ended March 31, 2010, the Company has not generated revenue yet and has incurred an accumulated deficit $170,842. As of March 31, 2010, its current liabilities exceed its current assets by $259,230, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

Plan of Operation

We are a development stage company with very limited operating history and we do not have any revenue since inception. We do not charge our website users for visiting our website currently. We anticipate incurring losses in the foreseeable future. For the three months then ended March 31, 2010, the Company has not generated revenue yet and has incurred an accumulated deficit $170,842. As of March 31, 2010, its current liabilities exceed its current assets by $259,230, which may not be sufficient to pay for the operating expenses in the next 12 months.  In order to attract and retain Internet users, advertisers and subscribers, and generate revenue, we intend to develop paid-subscription services and provide advertising services.  Therefore, during the next twelve months, we expect to take the following steps in connection with the expansion of our business and the continuance of our operations:

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

Results of Operations

For the three months ended March 31, 2010, we had $0 net revenues. Our operating expenses are $40,896. We incurred a net loss of $40,159.

As of the three months ended March 31, 2010, we had cash on hand of $99,811and our total assets were $375,900 while our total liabilities were $444,234.  We have negative shareholder’s equity in the amount of $68,334.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $99,811.  We believe we can satisfy our cash requirements for the next twelve months with our current cash. We anticipate hiring a few employees at the end of 2010. However, our operational, and general and administrative expenses for the next 12 months can be limited to a total of approximately $150,000 depending on the expansion of our business operations. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.

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

Our significant accounting policies are summarized in Note 3 of our financial statements for the period ended March 31, 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 4. (Removed and Reserved).

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

JINMIMI NETWORK INC.

May 14, 2010	By:	/s/ Deng Zhang
Deng Zhang
President, CEO and Chairman of the Board of Directors