Form 10-Q
period 2010-09-30
Jinmimi Network Inc
filed 2010-11-22
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

     + 86 (755) 8340-6503
 (Issuer Telephone number)

Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 18, 2010:  24,000,000 shares of Common Stock.

JINMIMI NETWORK INC.

FORM 10-Q

September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	28

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	(Removed and Reserved.)	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

JINMIMI NETWORK INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Stated in US Dollars)(Unaudited)

JINMIMI NETWORK INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	2 – 3

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS (UNAUDITED)	4 – 5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)	6

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	7 – 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9 – 23

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
Jinmimi Network Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Jinmimi Network Inc. as of September 30, 2010, and the related consolidated statements of operation and comprehensive loss, stockholders' deficit and cash flows for the nine-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

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

Hong Kong, China	Albert Wong & Co
November 15, 2010	Certified Public Accountants

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)(Unaudited)

		September 30,	December 31,
		2010	2009
	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$18,105	$133,759
Trading securities at fair value		-	2,852
Trade receivables		-	2,448
Subscription receivables		2,000	2,000
Amount due from a director	5	16,569	32
Advances to employees		-	73
Rental deposits		448	1,463
Prepaid expenses		51,389	83,707

Total current assets		$88,511	$226,334
Goodwill	6	-	187,081
Property, plant and equipment, net	7	-	4,069

TOTAL ASSETS		$88,511	$417,484

LIABILITIES AND
STOCKHOLDERS’ EQUITY(DEFICIT)
Accruals		$2,500	$4,522
Amount due to a director	8	-	-
Amount due to a shareholder	9	218,536	220,084
Other loans	10	219,980	221,260

TOTAL LIABILITIES		$441,016	$445,866

Commitments and contingencies		$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Stated in US Dollars)(Unaudited)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock at $0.0001 par value;
100,000,000 shares authorized;
24,000,000 issued and outstanding at September 30, 2010 and December 31, 2009	$2,400	$2,400
Additional paid-in capital	99,600	99,600
Accumulated loss	(459,497)	(130,683)
Accumulated other comprehensive income	4,992	301

	$(352,505)	$(28,382)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$88,511	$417,484

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	Note	2010	2009

Net revenues		$-	$3,516
Cost of net revenues		-	(1,840)

Gross profit		$-	$1,676

Operating expenses:
General and administrative		(111,353)	(799,510)

Operating loss		$(111,353)	$(97,834)
Net investment income		5,287	-
Interest income		20	536
Loss on deconsolidation	6	(222,768)	-

Loss before income taxes		$(328,814)	$(97,298)

Income taxes	13	-	-

Net loss		$(328,814)	$(97,298)

Foreign currency translation adjustment		4,691	(1,078)

Comprehensive loss		$(324,123)	$(98,376)

Net loss per share:
-Basic and diluted	11	$(0.014)	$(0.004)

Weighted average number of common stock
-Basic and diluted	11	24,000,000	24,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	Note	2010	2009

Net revenues		$-	$1,284
Cost of net revenues		-	(224)

Gross profit		$-	$1,060

Operating expenses:
General and administrative		(39,530)	(21,260)

Operating loss		$(39,530)	$(20,220)
Net investment income		6,391	-
Interest income		5	53
Loss on deconsolidation		(222,768)	-

Loss before income taxes		$(255,902)	$(20,147)

Income taxes	13	-	-

Net loss		$(255,902)	$(20,147)

Foreign currency translation adjustment		3,731	337

Comprehensive loss		$(252,171)	$(19,810)

Net loss per share:
-Basic and diluted	11	$(0.011)	$(0.001)

Weighted average number of common stock
-Basic and diluted	11	24,000,000	24,000,000

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
NINE MONTHS ENDED SEPTEMBER 30, 2010
(Stated in US Dollars)(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	paid-in	Accumulated	comprehensive
	shares	stock	capital	loss	Income	Total

Balance, January 1, 2009	20,000,000	$2,000	$-	$-	$-	$2,000
Issuance of common stock	4,000,000	400	99,600	-	-	100,000
Net loss	-	-	-	(130,683)	-	(130,683)
Foreign currency
translation adjustment	-	-	-	-	301	301

Balance, December 31, 2009	24,000,000	$2,400	$99,600	$(130,683)	$301	$(28,382)

Balance, January 1, 2010	24,000,000	$2,400	$99,600	$(130,683)	$301	$(28,382)
Net loss	-	-	-	(328,814)		(328,814)
Foreign currency
translation adjustment	-	-	-		4,691	4,691
Balance, September 30, 2010	24,000,000	$2,400	$99,600	$(459,497)	$4,992	$(352,505)

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(59,853)	$(97,298)
Depreciation	-	639
Deconsolidation of Shenzhen Jinmimi	(43,200)
Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	-	(2,924)
Amount due from a director	2,102	17,233
Other receivables		(146,195
Amount due to a director
Advances to employees	264
Prepaid expenses	25,000	(93,056)
Accruals	(2,057)	(1,077)
Other loans	-	219,927

Net cash used in operating activities	$(77,744)	$(102,751)

Cash flows from investing activities
Acquisition of subsidiary	$-	$(52,814)
Purchases of trading securities	-	(1,839)

Amount due to a director	-	(7,996)

Deconsolidation of Shenzhen Jinmimi	(38,346)	-
Net cash used in investing activities	$(38,346)	$(62,649)

Cash flows from financing activities
Issue of capital	$-	$100,000
Amount due to a shareholder	-	219,051

Net cash provided by financing activities	$-	$319,051

Net cash and cash equivalents (used) sourced	$(116,090)	$153,651

Effect of foreign currency translation on cash
and cash equivalents	436	65
Cash and cash equivalents-beginning of period	133,759	-

Cash and cash equivalents–end of period	$18,105	$153,716

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

Supplementary cash flow information:
Interest received	$20	$536

Deconsolidation of Shenzhen Jinmimi
Net Loss :	(46,193)	-
Depreciaiton of tangible fixed assets	764	-
Trading securities at fair value	2,338	-
Advances to employees	(235)	-
Rental deposits	(594)	-
Amount due to director	(172)	-
Accruals	(22)	-
Effect of foreign currency translation on cash and cash equivalents	914
Net cash used in operating activities	(43,200)	-
Cash and cash equivalents-beginning of period	81,546	-
Cash and cash equivalents-end of period	38,346

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

On September 16, 2010, the Company entered into a Termination of Management Consultancy Agreement with Shenzhen Jinmimi Networks Company Limited (“Shenzhen Jinmimi”) owing to unfeasible and unreasonable expenses and delay. From then on, Shenzhen Jinmimi is no longer a deemed subsidiary (Variable Interest Entity) of the Company and should be deconsolidated from the Company’s financial statement.

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

For the nine months then ended September 30, 2010, the Company has not generated revenue yet and has incurred an accumulated deficit $459,497. As of September 30, 2010, its current liabilities exceed its current assets by $352,505, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The Company consolidates its subsidiaries and the entities it controls through a majority voting interest or otherwise, including entities that are variable interest entities (“VIEs”) for which the Company is the primary beneficiary pursuant to Accounting Standards Codification (“ASC”) No. 810, “Consolidation” (“ACS 810”).  Whenever the primary beneficiary status was terminated, the VIE should be deconsolidated from the Company’s financial statements. The provisions of ASC 810 have been applied respectively to all periods presented in the consolidated and deconsolidation of financial statements.

Subsidiary

The Company consolidates its wholly owned subsidiaries, Active Choice Limited, and Chuangding Investment Consultant (Shenzhen) Co., Ltd  because it controls these entities through its 100% voting interest in them and Shenzhen Jinmimi as VIE because of the primary beneficiary status. On September 16, 2010, Shenzhen Jinmimi was no longer a primary beneficiary and so it was deconsolidated from the Company.  The following sets forth information about the wholly owned subsidiaries and VIE:

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

	*Note : Deemed variable interest entity was deconsolidated on September 16, 2010.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Goodwill is tested annually for impairment. See Note 6 for disposal of goodwill.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
Twelve months ended
USD : RMB exchange rate	-	6.8372	-
Average twelve months ended
USD : RMB exchange rate	-	6.8409	-
Nine months ended
USD : RMB exchange rate	6.6981	-	6.8376
Average nine months ended
USD:RMB exchange rate	6.8164		6.8425
Average three months ended
USD : RMB exchange rate	6.7803	-	6.8411
Twelve months ended
USD : HKD exchange rate	-	7.7551	-
Average twelve months ended
USD : HKD exchange rate	-	7.7522	-
Nine months ended
USD : HKD exchange rate	7.7582	-	7.7504
Average nine months ended
USD : HKD exchange rate	7.7717	-	7.7524
Average three months ended
USD : HKD exchange rate	7.7718		7.7510

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the nine months end September 30, 2010 and 2009 were $7,885 and $6,270 respectively.

(k)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the nine months ended September 30, 2010 and 2009 were $2,756 and $204, respectively.

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the nine months ended September 30, 2010 and 2009 are 25%.

(m)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at September 30, 2010 and December 31, 2009 amounted to $18,105 and $133,759 respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINEMONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINEMONTHS ENDED SEPTEBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)   Recently implemented standards (Continued)

ASC 810-10-30 & 10-65 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. The Company does not expect the adoption of ASC 810-10-30 & 10-65 to have a material impact on its financial position or results of operations.

ASC 860-10-65 codified Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. The Company does not expect the adoption of ASC 860-10-65 will have a material impact on its financial position or results of operations.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

4.     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2010 and December 31, 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2010 and December 31, 2009, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended September 30, 2010 and 2009, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of September 30, 2010 and December 31, 2009 also arose in the PRC.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at September 30, 2010 and December 31, 2009, no customer accounted for 10% of the Group’s revenue and trade receivables.

5.     AMOUNT DUE FROM A DIRECTOR

Amount due from a director is unsecured, interest-free, and repayable on demand.

6.      GOODWILL

On January 14, 2009, the Company acquired 100% interest of HKAC for $438,975. Including in this acquisition was the primary beneficiary status of HKAC derived from a Variable Interest Entity, Shenzhen Jinmimi Technology Company Limited. Goodwill represents the excess of the cost of the purchases over the fair value of the net acquired identifiable assets at the date of acquisition. The goodwill was derived from the primary beneficiary status of VIE, Shenzhen Jinmimi Technology Company Limited, which comprised of the actual operation and assets and liabilities. The entire goodwill has been written off when the Company performed the deconsolidation of Shenzhen Jinmimi Technology Company Limited according to the Termination of Management Consultancy Agreement signed on September 16, 2010.

Shenzhen Jinmimi-Capital	$292,428
Investment in Shenzhen Jinmimi	(256,741)
Goodwill	(187,081)

Loss on deconsolidation	$(222,768)

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Stated in US Dollars)(Unaudited)

7.      PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	September 30, 2010	December 31, 2009
At cost
Office equipment	$5,183	$5,077
Less: accumulated depreciation	(1,807)	(1,008)

	$(3,376)	$4,069
Deconsolidation adjustment	-	4,069

Depreciation expense included in the general and administrative expenses for the nine months ended September 30, 2010 and 2009 were $764 and $639 respectively.

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

11.   LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	For the nine months ended September 30,
	2010	2009
Loss:
Loss for the purpose of basic and dilutive earnings per share	$(328,814)	$(97,298)

Number of shares:

Weighted average number of common stock for the purpose of basic and dilutive earnings per share	24,000,000	24,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the nine months ended September 30
	2010	2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	PRC EIT rate was 25% for the nine months ended September 30, 2010 and 2009.

No income before income taxes for the nine months ended September 30, 2010 and 2009 were attributed to the subsidiary with operations in China. No income taxes related to China income for the nine months ended September 30, 2010 and 2009.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the nine months ended September 30, 2010 and 2009.

14.    SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through November 15, 2010, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Overview of Our Performance and Operations

We were incorporated under the laws of the State of Nevada in November 2008. We are one of the companies that specialize in providing online financial and listed company data and information in China. We offer registered-based services on a single information platform that provided financial data and information that we deliver through online forums. Prior to the termination of the long-term management consultancy agreement, our service offerings permit users to post and search financial information on the forum – Jinmimi Financial Forum.  Jinmimi Financial Forum is divided into six (6) sub-forums: Stock Market Information, Mutual Funds Information, Bonds Market Information, Commodities & Futures Information, Foreign Currencies Information, and Our Life Section. Our service offerings can be accessed through the websites at www.jinmimi.com. As of November 15, 2010, the website has a total of approximately 26,765 registered user accounts and has approximately 11,000 active users. After the termination of the long-term management consultancy agreement, we plan to develop a new financial forum website with services similar to Jinmimi Financial Forum through our subsidiary, Chuangding. We will also consider locating and negotiating with another business entity for the combination of that target company with us.

Our service offers to users are used by and targeted at a broad range of investors in China and oversee Chinese, including individual investors managing their own money, professional investors such as institutional investors managing large sums of money on behalf of their clients, other financial professional such as investment bankers, stock analysts and financial reporters and middle class individuals. Our website users are not charged for visiting our websites. In the past 12 months, we were still developing a more integrated information platform that will allow users to select from a range of downloadable and web-based research tools through paid subscription. Through the expansion of our registered users, we are also aimed to provide advertising services to increase our revenue.

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

For the nine months then ended September 30, 2010, the Company has not generated revenue yet and has incurred an accumulated deficit $459,497. As of September 30, 2010, its current liabilities exceed its current assets by $352,505, which may not be sufficient to pay for the operating expenses in the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

Plan of Operation

We have limited operating history and we do not have significant revenue since inception. We do not charge our website users for visiting our website currently. We anticipate incurring losses in the foreseeable future. For the nine months then ended September 30, 2010, the Company has not generated revenue yet and has incurred an accumulated deficit $459,497. As of September 30, 2010, its current liabilities exceed its current assets by $352,505, which may not be sufficient to pay for the operating expenses in the next 12 months.  In order to attract and retain Internet users, advertisers and subscribers, and generate revenue, we intend to develop paid-subscription services and provide advertising services.  Therefore, during the next twelve months, we expect to take the following steps in connection with the expansion of our business and the continuance of our operations:

1)	Initiate substantive construction of our website. We currently have constructed a comprehensive and well designed site webpage.

2)
Build our customer database by better understanding and in depth mining registered users. We intend to develop and increase our user base by expanding distribution channels such as banks, mutual funds and brokerage firms. As we may have more users in the future, we will use our best efforts to upgrade our existing service offerings and expand our present service offerings to include downloadable and web-based research tools for data and information relating to financial instruments such as stocks, mutual funds, currencies, futures and commodities.

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

Results of Operations

For the three months ended September 30, 2010, we had $6,396 net revenues. Our operating expenses are $39,530 and deconsolidation loss is $222,768. We incurred a net loss of $255,902.

For the nine months ended September 30, 2010, we had $5,297 net revenues. Our operating expenses are $111,353 and deconsolidation loss is $222,768. We incurred a net loss of $328,814.

As of the nine months ended September 30, 2010, we had cash on hand of $ 18,105 and our total assets were $ 88,511 while our total liabilities were $441,016.  We have negative shareholder’s equity in the amount of $352,505.

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $18,105.  We believe we can not satisfy our cash requirements for the next twelve months with our current cash. However, our operational, and general and administrative expenses for the next 12 months can be limited to a total of approximately $150,000 depending on the expansion of our business operations. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.

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

Our significant accounting policies are summarized in Note 3 of our financial statements for the period ended September 30, 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

ASC 810-10-30 & 10-65 codified Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. The Company does not expect the adoption of ASC 810-10-30 & 10-65 to have a material impact on its financial position or results of operations.

ASC 860-10-65codified Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets”, an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. The Company does not expect the adoption of ASC 860-10-65 will have a material impact on its financial position or results of operations.

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

JINMIMI NETWORK INC.

Date: November 22, 2010	By:	/s/ Deng Zhang
Deng Zhang
President, CEO and Chairman of the Board of Directors