Form 10-K
period 2010-12-31
Jinmimi Network Inc
filed 2011-05-05
CIK 1454311

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ____________

Commission File No.  333-156950

JINMIMI NETWORK INC.
 (Exact name of registrant as specified in Charter)

NEVADA	20-4281128
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

10/F, Chinese Plaza of Tea
Jingtian Road, Futian District
Shenzhen, Guangdong, 518051 P.R. China
(Address of principal executive offices)

     + 86 (755) 8340-6503
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of May 3, 2011, the registrant had 24,000,000 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our international operations and currency exchange fluctuations; and
•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References in this annual report to “we”, “us”, “our”, the “Company” refer to Jinmimi Network Inc., unless otherwise indicated.

References to China or the PRC refer to the People’s Republic of China.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

PART I

ITEM 1.    BUSINESS

Jinmimi Network Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 13, 2008. The Company is a shell company with no substantial operations or assets.

In January 2009, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) with Hong Kong Active Choice Limited (“HKAC”), a limited liability company established under the laws of Hong Kong, with its principle places of business at Unite 8/F, Wing Yee Comm Bldg, 5 Wing Kut St., Sheung Wan, HK, and the shareholders of HKAC (individually, a “HKAC Stockholder”, and collectively, the “HKAC Stockholders”).  Pursuant to the Purchase Agreement, the Company acquired 100% of the common stock of HKAC, par value HKD1.00 per share (the “HKAC Shares”), from HKAC and HKAC Shareholders, for a purchase price of $438,975 by delivery of our promissory note. As a result, HKAC and its subsidiary, Chuangding Investment Consultant (Shenzhen) Co., Ltd., a limited liability company established under the laws of PRC (“Chuangding”), became our wholly-owned subsidiaries.

In January 2009, we completed a Regulation D Rule 506 and/or Regulation S offering in which we sold 4,000,000 shares of common stock to 40 investors, at a price per share of $0.025 per share for an aggregate offering price of $100,000.

Prior to September 16, 2010, our operations were limited to Chuangding’s 100% ownership interest of Shenzhen Jinmimi under a long-term management consultancy agreement (the “Management Consultancy Agreement”). Shenzhen Jinmimi operates a website www.jinmimi.com that provides online financial and listed company data and information mainly through online forums. With a network of localized web sites targeting Greater China and overseas Chinese, the Company provided forum-based products and services such as blogs and discussion board through an on-line forum, Jinmimi Financial Forum. Many residents of PRC used Jinmimi Financial Forum to publish and search for financial data and information.

On September 16, 2010, Chuangding entered into a mutual Termination of Management Consultancy Agreement with Shenzhen Jinmimi (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, both parties released each other from all duties, obligations, covenants and representations under or arising out of the Management Consultancy Agreement and Xi Li and Silky Road International Group Limited were appointed as the successor of the Management Consultancy Agreement (collectively, the “Successor”). In addition, the Successor also agreed to cancel the promissory notes issued to them by Jinmimi Network, Inc., the Company.  From then on, Shenzhen Jinmimi is no longer a deemed subsidiary (Variable Interest Entity) of the Company and should be deconsolidated from the Company’s financial statement.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   For the year ended December 31, 2010, the Company has not generated revenue yet and has incurred an accumulated deficit $624,782. As of December 31, 2010, the Company’s shareholders and former shareholder gave up their rights to claim on the loans from shareholders and former shareholder of $438,247. After this transaction, the Company’s current assets exceed its current liabilities by $67,754. These conditions raise substantial doubt about our ability to continue as a going concern.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Employees

As of May 3, 2011, we have approximately 3 full time employees and 1 part time employee. We do not have any employment agreement with our employees. We believe our relationship with our employees is satisfactory.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.    DESCRIPTION OF PROPERTY.

Our business office used to be located at 6G, West Building, Changxing Plaza, Changxing Rd, Nanshan District Shenzhen, Guangdong, 518051 P.R. China. The office is approximately 650 sq. ft. and we paid rent of $400 per month to occupy the location until the lease agreement expired and now we currently do our business at 10th Floor, Chinese Plaza of Tea, Jingtian Road, Futian District, Shenzhen, China through the office of Shenzhen Jinmimi which used to be our VIE before September 16, 2010 . We have no fixed assets after the termination of contractual arrangement with Shenzhen Jinmimi. We have no other properties and at this time have no agreements to acquire any properties in the future.

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

ITEM 4.    (REMOVED AND RESERVED).

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is thinly traded on the Pink Sheet under the symbol JINME. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders of Our Common Stock

As of the date of this filing, we have 42 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

Holladay Stock Transfer is currently the transfer agent and registrar for our common stock. Its address is 2939 North 67th Place Scottsdale, Arizona 85251. Its phone number is (480) 481-3940.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.         SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Business Overview

We were incorporated under the laws of the state of Nevada on November 13, 2008. We were a shell company with no substantial operations or assets.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.   As reflected in the accompanying financial statements, as of December 31 2010, we had an accumulated deficit totaling $624,782. These raise substantial doubts about our ability to continue as a going concern.

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

Results of Operations

For the year ended December 31 2010, we had $0 net revenues. Our operating expenses are $129,810. We incurred a net loss of $494,099.

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

Liquidity and Capital Resources

As of December 31 2010, we had cash of $18,350.  We believe we can satisfy our cash requirements for the next twelve months with our current cash. We may require additional funds to continue our operation.

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

Our significant accounting policies are summarized in Note 3 of our financial statements for the period ended December 31 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any material impact on the Company’s financial statements.

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

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards Codification TM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•	That has all the attributes of an investment company; or
•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

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

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements start from F-1.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers’ and sole director’s and their respective ages as of May 3, 2011 are as follows:

NAME	AGE	POSITION

Deng Zhang	36	President, Chief Executive Officer and Chairman of the Board of Director

Jiangkun Shi	38	Chief Executive Officer, Principal Accounting Officer and Treasurer

Ping Zhao	36	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Deng Zhang, President, CEO and Chairman of the Board of Directors

Mr. Zhang is our sole director and is served as the President and Chief Executive Officer since inception of our company. From 2006 to October 2008, he served as the General Manager of Shenzhen Xin Kai Yuan Information Consulting Co., Ltd which operates 188Info (www.188info.com). From 2004 to 2006, he was served as Vice President of Shenzhen Zefang Advertising Liability Co., Ltd. for product marketing and planning of the company, and developing underground garage advertising.  From 1997 to 2004, Mr. Zhang was working in several different departments of Dapeng Securities Liability Co., Ltd.  Mr. Zhang graduated from the School of Economics and Management of Hubei Business College in 1997.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Deng Zhang President, CEO, and Chairman of the Board of Directors	2010	$1,000	0	0	0	0	0	0	$1,000
	2009	$1,000	0	0	0	0	0	0	$1,000
Jiangkun Shi CFO, Principal Accounting Officer and Treasurer	2010	$800	0	0	0	0	0	0	$800
	2009	$800	0	0	0	0	0	0	$800
Ping Zhao Secretary	2010	$650	0	0	0	0	0	0	$650
	2009	$650	0	0	0	0	0	0	$650

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table for the year ended December 31, 2010.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 3, 2011 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” below and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Xi Li (1) Address: Room 604, Unit 1, 20/FDongzhong Road, Dongcheng District, Beijing, P.R. China	10,020,000	41.75%

Common Stock	Changze Liu (1) Address: No. 12, Unit 86, No. 14 Street, Xingou Bridge, Qingshan District, Wuhan City, P.R. China	9,980,000	41.58%

Common Stock	Deng Zhang (2)	0	0

Common Stock	Jiangkun Shi (2)	0	0

Common Stock	Ping Zhao (2)	0	0

Common Stock	All executive officers and directors as a group (3 persons)	0	0

(1)	Upon inception of our company in November 2008, Mr. Xi Li and Mr. Changze Liu were issued 10,020,000 and 9,980,000 shares of the Company’s common stock as founder shares for their services provided.
(2)	Address: c/o Jinmimi Network Inc., 6G, West Building, Changxing Plaza, Changxing Rd, Nanshan District, Shenzhen, Guangdong, 518051 P.R. China.

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

On September 16, 2010, Chuangding entered into a mutual Termination of Management Consultancy Agreement with Shenzhen Jinmimi (the “Termination Agreement”). Pursuant to the terms of the Termination Agreement, both parties released each other from all duties, obligations, covenants and representations under or arising out of the Management Consultancy Agreement and Xi Li and Silky Road International Group Limited were appointed as the successor of the Management Consultancy Agreement (collectively, the “Successor”). In addition, the Successor also agreed to cancel the promissory notes issued to them by Jinmimi Network, Inc., the Company.

Other than described above, there is no other related party transaction.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $14,500 and $8,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

2. Financial Statement Schedules: none

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

Dated: May 5, 2011

Jinmimi Network, Inc.

By	/s/ Deng Zhang
Deng Zhang President, Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 5, 2011	By:	/s/ Deng Zhang
Deng Zhang
President, Chief Executive Officer and Chairman of the Board of Directors

May 5, 2011	By:	/s/ Jiangkun Shi
Jiangkun Shi
Chief Financial Officer, Principal Accounting Officer and Treasurer

May 5, 2011	By:	/s/ Ping Zhao
Ping Zhao
Secretary

JINMIMI NETWORK INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2 – F-3

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 – F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 – F-21

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
Jinmimi Network Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Jinmimi Network Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jinmimi Network Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong, China	Albert Wong & Co
April 29, 2011	Certified Public Accountants

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		2010	2009
	Note
ASSETS
Current assets
Cash and cash equivalents		$18,350	$133,759
Trading securities at fair value		-	2,852
Trade receivables		-	2,448
Subscription receivables		2,000	2,000
Amount due from a director	5	16,837	32
Advances to employees		-	73
Rental deposits		455	1,463
Prepaid expenses		45,370	83,707

Total current assets		$83,012	$226,334
Goodwill	6	-	187,081
Property, plant and equipment, net	7	-	4,069

TOTAL ASSETS		$83,012	$417,484

LIABILITIES AND
STOCKHOLDERS’ EQUITY(DEFICIT)
Accruals		$14,984	$4,522
Amount due to a director	8	273	-
Amount due to a shareholder	9	-	220,084
Other loans	10	-	221,260

TOTAL LIABILITIES		$15,257	$445,866

Commitments and contingencies		$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	2010	2009
STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock at $0.0001 par value;
100,000,000 shares authorized;
24,000,000 issued and outstanding at December 31, 2010 and 2009	$2,400	$2,400
Additional paid-in capital	687,143	99,600
Accumulated loss	(624,782)	(130,683)
Accumulated other comprehensive income	2,994	301

	$67,755	$(28,382)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$83,012	$417,484

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2010
(Stated in US Dollars)

	Note	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from November 13 (inception) to December 31, 2010

Net revenues		$-	$4,785	$	$ 4,785
Cost of net revenues		-	(5,841)		(5,841)

Gross profit		$-	$(1,056)		$(1,056)

Operating expenses:
General and administrative		(129,810)	(137,482)		(267,292)

Operating loss		$(129,810)	$(138,538)		$(268,348)
Net investment income		5,287)	-		5,287
Other expense		(82,113)	-		(82,113)
Interest income		20	7,855		7,875
Loss on deconsolidation		(287,483)	-		(287,483)

Loss before income taxes		$(494,099)	$(130,683)		$(624,782)

Income taxes	13	-	-		-

Net loss		$(494,099)	$(130,683)		$(624,782)

Foreign currency translation adjustment		2,693	301		2,994

Comprehensive loss		$(491,406)	$(130,382)		$(621,788)

Net loss per share:
-Basic and diluted		$(0.020)	$(0.005)		$(0.025)

Weighted average number of common stock
-Basic and diluted		24,000,000	24,000,000		23,748,072

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2010
(Stated in US Dollars)

						Accumulated
			Additional			Other
	Number of	Common	paid-in	Accumulated		comprehensive
	shares	stock	capital	loss		Income	Total

Issuance of common stock	20,000,000	$2,000	$	$		$	$2,000
Balance, December 31, 2008	20,000,000	$2,000	$	$		$	$2,000
Balance, January 1, 2009	20,000,000	$2,000	$-		$-	$-	$2,000
Issuance of common stock	4,000,000	400	99,600		-	-	100,000
Net loss	-	-	-		(130,683)	-	(130,683)
Foreign currency
translation adjustment	-	-	-		-	301	301

Balance, December 31, 2009	24,000,000	$2,400	$99,600		$(130,683)	$301	$(28,382)

Balance, January 1, 2010	24,000,000	$2,400	$99,600		$(130,683)	$301	$(28,382)

Shareholder’s contribution			587,543				587,543
Net loss	-	-	-		(494,099)	-	(494,099)
Foreign currency
translation adjustment	-	-	-		-	2,693	2,693
Balance, December 31, 2010	24,000,000	$2,400	$687,143		$(624,782)	$2,994	$67,755

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2010
(Stated in US Dollars)

	For the year ended December 31,2010	For the year ended December 31,2009	For the period from November 13,2008 (inception) to December 31,2010
Cash flows from operating activities
Net Loss	$(494,099)	$(130,683)	$(624,782)
Depreciation	764	892	1,656
Sale of plant and equipment	4,069	-	4,069
Good will	187,081	-	187,081
Additional paid in capital	587,543	-	587,543
Amount due to shareholder	(220,084)	-	(220,084)
Other payables	(220,987)	-	(220,987)
Adjustments to reconcile net income to net
cash provided by operating activities:
Trade receivables	2,446	(2,446)	-
Amount due from a director	(16,804)	11,685	(5,119)
Advances to employees	73	(73)	-
Rental deposits	1,008	(731)	277
Prepaid expenses	38,337	(83,698)	(45,361)
Accruals	10,462	3,420	13,882
Other loans	-	146,753	146,753

Net cash used in operating activities	$(120,191)	$(54,881)	$(175,072)

Cash flows from investing activities
Acquisition of subsidiary	$-	$(52,814)	$(52,814)
Purchases of trading securities	2,851	(2,851)	-
Purchase of plant and equipment	-	(1,840)	(1,840)

Net cash used in investing activities	$2,851	$(57,505)	$(54,654)

Cash flows from financing activities
Issue of capital	$-	$100,000	$100,000
Amount due to a shareholder	-	145,877	145,887

Net cash provided by financing activities	$-	$245,877	$245,877

Net cash and cash equivalents (used) sourced	$(117,340)	$133,491	$16,151

Effect of foreign currency translation on cash
and cash equivalents	1,931	268	2,199
Cash and cash equivalents-beginning of period	133,759	-	-

Cash and cash equivalents–end of period	$18,350	$133,759	18,350
Supplementary cash flow information:
Interest received	$20	$7,855	$7,875

See accompanying notes to consolidated financial statement

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Chuangding Investment Consultant (Shenzhen) Co., Ltd (“Chuangding”) was incorporated under the laws of the People’s Republic of China (the PRC) as a limited company on December 4, 2008. The Company operated through itself and one operating company located in Mainland China: Shenzhen Jinmimi Network Technology Limited Company (“Shenzhen Jinmimi”), which Chuangding controls, through contractual arrangements between Chuangding and Shenzhen Jinmimi, as if Shenzhen Jinmimi was a wholly-owned subsidiary of the Chuangding before September 16, 2010.

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

For the year ended December 31, 2010, the Company has not generated revenue yet and has incurred an accumulated deficit $624,782. As of December 31, 2010, the Company’s shareholders and former shareholder gave up their rights to claim on the loans from shareholders and former shareholder of $438,247. After this transaction, the Company’s returned to positive net current assets position with current assets exceeded its current liabilities by $67,755.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

	*Note: Deemed variable interest entity was deconsolidated on September 16, 2010.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Goodwill is tested annually for impairment. See Note 6 for impairment of goodwill.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2010	December 31, 2009
Twelve months ended
USD : RMB exchange rate	6.5918	6.8372
Average twelve months ended
USD : RMB exchange rate	6.7605	6.8409
Twelve months ended
USD : HKD exchange rate	7.7822	7.7551
Average twelve months ended
USD : HKD exchange rate	7.7682	7.7522

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

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

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the years ended December 31, 2010 and 2009 were $7,885 and $9,615 respectively.

(k)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the years ended December 31, 2010 and 2009 were $2,756 and $204, respectively.

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the years ended December 31, 2010 and 2009 are 25%.

(m)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC. Total cash in these banks at December 31, 2010 and 2009 amounted to $18,350 and $133,759 respectively, of which no deposits are covered by Federal Depository Insured Commission. The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of this update did not have any material impact on the Company’s financial statements.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•
In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.
In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards Codification TM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:
•	That has all the attributes of an investment company; or
•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Recently implemented standards (Continued)

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

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

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

4.     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2010 and 2009. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2010 and 2009, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the year ended 2009, all of the Group’s sales were generated from the PRC. In addition, all trade receivables as of December 31, 2009 also arose in the PRC. For the year ended 2010, the Group did not generate any revenue and as of December 31, 2010 there was no additional trade receivables.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at December 31, 2010 and 2009, no customer accounted for 10% of the Group’s revenue and trade receivables.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

7.      PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	2010	2009
At cost
Office equipment	$5,183	$5,077
Less: accumulated depreciation	(1,807)	(1,008)

	$3,376	$4,069
Deconsolidation adjustment	(3,376)	-
	-	4,069

Depreciation expense included in the general and administrative expenses for the years ended December 31, 2010 and 2009 were $764 and $639 respectively.

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

11.   LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	2010	2009
Loss:
Loss for the purpose of basic and dilutive earnings per share	$(494,099)	$(130,683)

Number of shares:

Weighted average number of common stock for the purpose of basic and dilutive earnings per share	24,000,000	24,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

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

13.   INCOME TAXES

(a)
The Company, being registered in the State of Nevada whereas its subsidiary, HKAC being incorporated in Hong Kong is not subject to any income tax as the U.S. Holding company and Hong Kong subsidiary does not generate any positive income. The Company has conducted all of its business through its PRC subsidiary, Chuangding and VIE, Shenzhen Jinmimi (see note 1) and are subject to the PRC’s Enterprise Income Tax (“EIT”). Pursuant to the PRC Income Tax Laws, EIT is generally imposed at 25%.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2010	2009

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	PRC EIT rate was 25% for the years ended December 31, 2010 and 2009.

No income before income taxes for the years ended December 31, 2010 and 2009 were attributed to the subsidiary with operations in China. No income taxes related to China income for the years ended December 31, 2010 and 2009.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the years ended December 31, 2010 and 2009.

The Company did not have any interest and penalty recognized in the income statements for the year ended December 31, 2010 and 2009 or balance sheet as of December 31, 2010 and 2009. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009, and 2010 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s, 2009/2010, and 2010/11 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009 and 2010 China Enterprise Income Tax Returns are subject to State Administration of Taxation examination.

14.   RELATED PARTY TRANSACTION

Shenzhen Jinmimi was formerly consolidated with the Company under the VIE contractual agreements. At September 16, 2010, the contractual relationship was terminated. After termination, the Company and the VIE have been sharing one common director. The loan from the Company’s China subsidiary, Chuang Ding, to Shenzhen Jinmimi in the amount of US$ 68,267 has been canceled and released in this termination agreement. The Company recognized a loss of US$ 68,267. The loan amount US$ 149,296 due to Shenzhen Jinmimi has also been canceled and released in this agreement and the Company recognized this gain as additional paid in capital.

15.    SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through April 29, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

16.    RE-INSTATEMENT

The Company’s operative status was revoked by the State of Nevada for delinquent filing. The Company is working on the reinstatement of the status.