Form 10-K/A
period 2010-12-31
Jinmimi Network Inc
filed 2011-05-09
CIK 1454311

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTES

The Amendment No. 1 to Jinmimi Network Inc, (the “Company”, “Jinmimi”)’s Annual report on Form 10K/A for the year ended December 31, 2010 (the “Amended 10-K”), is being filed as a result of the Company’s recent discovery of incorrect classification of shell company status on front page owing to certain business activity descriptions correction on Item 1, Item 7 and Note 1 of audited financial statements.

This Amended 10-K is being filed to make to amend, the business activity descriptions in Item1, Item 7 and Note 1 of audited financial statements. Item 5 Market Information is corrected for recent condition. No other information included in the original Form 10-K is amended hereby.

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

PART I

ITEM 1.    BUSINESS

Jinmimi Network Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 13, 2008. The Company has no substantial operations or assets, however, it is working hard to develop new business opportunities, such as developing the project investment consulting service, and actively looking for new business partners.

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

Afterwards, Chuangding has been committed to carry out its core business by providing project investment consulting focus on preliminary research. The consulting services are based on customer requirement which involves investment value analysis, market risk analysis, business plan design, project financing proposal, and project data analysis. All the researches are derived from objective, comprehensive and scientific analysis, market risk study, enterprises sensitivity analysis, commercial operates, capital raising possibility, investment value and other aspects that would help reduce the investment risk and improve capital efficiency.

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

ITEM 4.    (REMOVED AND RESERVED).

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is traded on the OTCBB under the symbol JINM. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

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

Business Overview

We were incorporated under the laws of the state of Nevada on November 13, 2008. On September 16, 2010, We have been engaging to change our business activities from value-added information service provider through internet in PRC to an investment consulting service provider and approaching the investors directly. The economy in China is developing dramatically in adverse years and many investors are looking for opportunities in PRC to maximum the capital value. The Company can provide investment consulting services to targeted clients who determined to invest in PRC. Based on client’s demand through an objective, comprehensive and scientific analysis about the market risk and strength of targeted enterprise, we can provide a business plan or fund raising proposal to clients to enhance the investment successful rate and capital usage efficiency.

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

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2010
(Stated in US Dollars)

	Note	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from November 13 (inception) to December 31, 2010

Net revenues		$-	$4,785	$	$ 4,785
Cost of net revenues		-	(5,841)		(5,841)

Gross profit		$-	$(1,056)		$(1,056)

Operating expenses:
General and administrative		(129,810)	(137,482)		(267,292)

Operating loss		$(129,810)	$(138,538)		$(268,348)
Net investment income		5,287)	-		5,287
Other expense		(82,113)	-		(82,113)
Interest income		20	7,855		7,875
Loss on deconsolidation		(287,483)	-		(287,483)

Loss before income taxes		$(494,099)	$(130,683)		$(624,782)

Income taxes	13	-	-		-

Net loss		$(494,099)	$(130,683)		$(624,782)

Foreign currency translation adjustment		2,693	301		2,994

Comprehensive loss		$(491,406)	$(130,382)		$(621,788)

Net loss per share:
-Basic and diluted	11	$(0.020)	$(0.005)		$(0.025)

Weighted average number of common stock
-Basic and diluted		24,000,000	24,000,000		23,748,072

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

Afterwards, Chuangding has been committed to carry out its core business by providing project investment consulting focus on preliminary research. The consulting services are based on customer requirement which involves investment value analysis, market risk analysis, business plan design, project financing proposal, and project data analysis. All the researches are derived from objective, comprehensive and scientific analysis, market risk study, enterprises sensitivity analysis, commercial operatives, capital raising possibility, investment value and other aspects that would help reduce the investment risk and improve capital efficiency.

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

The Company and its subsidiaries (hereinafter, collectively referred to as “the Group”) were the online media company and value-added information service provider in the PRC before September 16, 2010. Afterwards, it undertakes investment consulting services for variety of Mainland China business organizations and owners.

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

Name of Subsidiary	Place & Date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Issued Capital (HKD)	Registered Capital (RMB)
Active Choice Limited (“HKAC”)	Hong Kong/ September 26,2008	100	$1,290	HKD10,000	-

Chuangding Investment Consultant (Shenzhen) Co., Ltd (“Chuangding”)	PRC/ December 4, 2008	100	$146,056	-	RMB1,000,000

*Shenzhen Jinmimi Network Technology Limited Company (“Shenzhen Jinmimi”)	PRC/August 4, 2008	100	$291,864	-	RMB2,000,000

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