Form 10-Q
period 2011-03-31
Jinmimi Network Inc
filed 2011-05-13
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2011:  24,000,000 shares of Common Stock.

JINMIMI NETWORK INC.

FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	30
Item 2	Risk Factors	30
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 4.	Defaults Upon Senior Securities	30
Item 5.	(Removed and Reserved.)	30
Item 6.	Other Information	30

SIGNATURE

JINMIMI NETWORK INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Stated in US Dollars)(Unaudited)

JINMIMI NETWORK INC.

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	1 – 2

CONSOLIDATED STATEMENTS OF OPERATION AND
COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5 – 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 24

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)(Unaudited)

		March 31,	December 31,
		2011	2010
	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$18,257	$18,350
Subscription receivables		2,000	2,000
Amount due from a director	5	16,944	16,837
Rental deposits		458	455
Prepaid expenses		37,616	45,370

Total current assets		$75,275	$83,012
Goodwill	6	-	-
Property, plant and equipment, net	7	-	-
TOTAL ASSETS		$75,275	$83,012

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$5,596	$14,984
Amount due to a director	8	275	273
Other payable	9	15,834	-

TOTAL LIABILITIES		$21,705	$15,257

Commitments and contingencies		$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT MARCH 31, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)(Unaudited)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;
100,000,000 shares authorized;
24,000,000 issued and outstanding
at March 31, 2011 and December 31,
2010	$2,400	$2,400
Additional paid-in capital	687,143	687,143
Accumulated loss	(639,059)	(624,782)
Accumulated other comprehensive
income	3,086	2,994

	$53,570	$67,755

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$75,275	$83,012

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO MARCH 31,2011
(Stated in US Dollars)(Unaudited)

		Three months ended March 31		For the period from November 13 (inception) to March 31,
		2011	2010	2011
	Note
Net revenues		$-	$-	4,785
Cost of net revenues		-	-	(5,841)

Gross profit		$-	$-	(1,056)

Operating expenses:
General and administrative		(14,277)	(40,896)	(283,056)

Operating loss		$(14,277)	$(40,896)	(284,112)
Net investment income		-	735	5,287
Other expense		-	-	(82,113)
Interest income		-	2	7,875
Loss on deconsolidation		-	-	(287,483)

Loss before income taxes		$(14277)	$(40,159)	(640,546)

Income taxes	12	-	-	-

Net loss		$(14,277)	$(40,159)	(640,546)
Foreign currency translation adjustment		92	207	3,955

Comprehensive loss		$(14,185)	$(39,952)	(636,591)

Net loss per share:
-Basic and diluted	10	$(0.001)	$(0.002)	(0.0268)

Weighted average number of common stock
-Basic and diluted	10	24,000,000	24,000,000	23,774,193

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO MARCH 31, 2011
(Stated in US Dollars)(Unaudited)

					Accumulated
			Additional		other
	Number of	Common	paid-in	Accumulated	comprehensive
	shares	stock	capital	loss	income	Total

Issuance of common stock	20,000,000	$2,000	$-	$-	$-	$2,000

Balance, December 31, 2008	20,000,000	$2,000	$-	$-	$-	$2,000

Balance, January 1, 2009	20,000,000	$2,000	$-	$-	$-	$2,000
Issuance of common stock	4,000,000	400	99,600	-	-	100,000
Net loss	-	-	-	(130,683)	-	(130,683)
Foreign currency
translation adjustment	-	-	-	-	301	301

Balance, December 31, 2009	24,000,000	$2,400	$99,600	$(130,683)	$301	$(28,382)

Balance, January 1, 2010	24,000,000	$2,400	$99,600	$(130,683)	$301	$(28,382)
Shareholder’s contribution	-	-	587,543	-	-	587,543
Net loss				(494,099)	-	(494,099)
Foreign currency
translation adjustment	-	-	-	-	2,693	2,693

Balance, December 31, 2010	24,000,000	$2,400	$687,143	$(624,782)	$2,994	$67,755

Balance, January 1, 2011	24,000,000	$2,400	$687,143	$(624,782)	$2,994	$67,755
Net loss	-	-	-	(14,277)	-	(14,277)
Foreign currency
translation adjustment	-	-	-	-	92	92

Balance, March 31, 2011	24,000,000	$2,400	$687,143	$(639,059)	$3,086	$53,570

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO MARCH 31, 2011
(Stated in US Dollars)(Unaudited)

	Three months ended March 31		For the period from November 13, 2008 (inception) to March 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(14,277)	$(40,159)	$(639,059)
Depreciation	-	254	1,656
Sale of plant and equipment	-	-	4,069
Good will	-	-	187,081
Additional paid in capital	-	-	587,543
Amount due to shareholder	-	-	(220,084)
Other payables	15,834	-	(205,153)
Adjustments to reconcile net income to net
cash provided by operating activities:
Trading securities at fair value	-	(735)	-
Amount due from a director	-	32	(5,119)
Amount due to a director	-	574	-
Advances to employees	-	(245)	-
Rental deposits	-	-	277
Prepaid expenses	7,755	8,331	(37,606)
Accruals	(9,388)	(2,022)	4,494
Other loans	-	-	146,753

Net cash used in operating activities	$(76)	$(33,970)	$(175,148)

Cash flows from investing activities
Acquisition of subsidiary	$-	$-	$(52,814)
Purchases of trading securities	-	-	-
Purchase of plant and equipment			(1,840)

Net cash used in investing activities	$-	$-	$(54,654)

Cash flows from financing activities
Issue of capital	$-	$-	$100,000
Amount due to a shareholder	-	-	145,877

Net cash provided by financing activities	$-	$-	$245,877

Net cash and cash equivalents (used) sourced	$(76)	$(33,970)	$16,075

Effect of foreign currency translation on cash	(17)	22	2,182
and cash equivalents
Cash and cash equivalents-beginning of period	18,350	133,759	-

Cash and cash equivalents–end of period	$18,257	$99,811	$18,257

Supplementary cash flow information:
Interest received	$-	$2	$7,875

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

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

For the three months then ended March 31, 2011, the Company has not generated revenue yet and has incurred an accumulated deficit $639,059. As of March 31, 2011, its current assets exceed its current liabilities by $53,570.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

	*Note : Deemed variable interest entity was deconsolidated on September 16, 2010

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Twelve months ended
USD : RMB exchange rate	-	6.5918	-
Average twelve months ended
USD : RMB exchange rate	-	6.7605	-
Three months ended
USD : RMB exchange rate	6.5501	-	6.8361
Average three months ended
USD : RMB exchange rate	6.5713	-	6.8360
Twelve months ended
USD : HKD exchange rate	-	7.7822	-
Average twelve months ended
USD : HKD exchange rate	-	7.7682	-
Three months ended
USD : HKD exchange rate	7.7884	-	7.7647
Average three months ended
USD : HKD exchange rate	7.7867		7.7639

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

(i)  Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. The Group does not maintain any bank accounts in the United States of America.   The cash located outside the United States is not restricted as to usage.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)  Leases

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the three months end March 31, 2011 and 2010 were nil and $1,799 respectively.

(k)  Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the three months ended March 31, 2011 and 2010 were nil and $1,793, respectively.

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the three months ended March 31, 2011 and 2010 are 25%.

(m)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at March 31, 2011 and December 31, 2010 amounted to $18,257 and $18,350 respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

4.     CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of March 31, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2011 and December 31, 2010, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the three months ended March 31, 2011 and 2010, the Group did not generate any revenue and as of March 31, 2011 there was no additional trade receivable.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at March 31, 2011 and December 31, 2010, no customer accounted for 10% of the Group’s revenue and trade receivables.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

7.     PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	March 31, 2011	December 31, 2010
At cost
Office equipment	$-	$5,183
Less: accumulated depreciation	-	(1,807)

	$-	$3,376
Deconsolidation adjustment	-	(3,376)
	-	-

Depreciation expense included in the general and administrative expenses for the three months ended March 31, 2011 and 2010 were nil and $254 respectively.

8.     AMOUNT DUE TO A DIRECTOR

Amount due to a director is unsecured, interest-free, and repayable on demand.

9.     OTHER PAYABLE

        Other payable due to a third party is unsecured, interest free, and repayable on demand.

10.   LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	For the three months ended March 31,
	2011	2010
Loss:
Loss for the purpose of basic and
dilutive earnings per share	$(14,277)	$(40,159)

Number of shares:

Weighted average number of
common stock for the purpose of basic
and dilutive earnings per share	24,000,000	24,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

12.   INCOME TAXES

(a)
The Company, being registered in the State of Nevada whereas its subsidiary, HKAC being incorporated in Hong Kong is not required to pay any income tax as the U.S. Holding company and Hong Kong subsidiary does not generate any positive income. The Company has conducted all of its business through its PRC subsidiary, Chuangding, is subject to the PRC’s Enterprise Income Tax (“EIT”). Pursuant to the PRC Income Tax Laws, EIT is generally imposed at 25%.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the three months ended March 31
	2011	2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	PRC EIT rate was 25% for the three months ended March 31, 2011 and 2010.

No income before income taxes for the three months ended March 31, 2011 and 2010 were attributed to the subsidiary with operations in China. No income taxes related to China income for the three months ended March 31, 2011 and 2010.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the three months ended March 31, 2011 and 2010.

The Company did not have any interest and penalty recognized in the income statements for the three months ended March 31, 2011 and 2010 or balance sheet as of March 31, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s, 2009/2010, and 2010/11 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010 and 2011 China Enterprise Income Tax Returns are subject to State Administration of Taxation examination.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

13.   RELATED PARTY TRANSACTION

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

14.   SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through May 13, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

15.   RE-INSTATEMENT

The Company’s operative status was revoked by the State of Nevada for delinquent filing but reinstated on May 2, 2011.

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

Overview of Our Performance and Operations

We were incorporated under the laws of the State of Nevada in November 2008. We are one of the companies that specialize in providing online financial and listed company data and information in China. We offer registered-based services on a single information platform that provided financial data and information that we deliver through online forums. Prior to the termination of the long-term management consultancy agreement, our service offerings permit users to post and search financial information on the forum – Jinmimi Financial Forum.  Jinmimi Financial Forum is divided into six (6) sub-forums: Stock Market Information, Mutual Funds Information, Bonds Market Information, Commodities & Futures Information, Foreign Currencies Information, and Our Life Section. Our service offerings can be accessed through the websites at www.jinmimi.com. As of November 15, 2010, the website has a total of approximately 26,765 registered user accounts and has approximately 11,000 active users. After the termination of the long-term management consultancy agreement, Chuangding has been committed to carry out its core business by providing project investment consulting focus on preliminary research. The consulting services are based on customer requirement which involves investment value analysis, market risk analysis, business plan design, project financing proposal, and project data analysis. All the researches are derived from objective, comprehensive and scientific analysis, market risk study, enterprises sensitivity analysis, commercial operates, capital raising possibility, investment value and other aspects that would help reduce the investment risk and improve capital efficiency.

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

Plan of Operation

The subsidiary of the Company, Chuangding has been committed to carry out its core business by providing project investment consulting focus on preliminary research. The consulting services are based on customer requirement which involves investment value analysis, market risk analysis, business plan design, project financing proposal, and project data analysis. All the researches are derived from objective, comprehensive and scientific analysis, market risk study, enterprises sensitivity analysis, commercial operates, capital raising possibility, investment value and other aspects that would help reduce the investment risk and improve capital efficiency.

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

Item  2. Risk Factors

Not applicable because we are a smaller reporting company.

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Defaults Upon Senior Securities.

None.

Item 5. (Removed and Reserved).

Item 6. Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINMIMI NETWORK INC.

Date: May 13, 2011	By:	/s/ Deng Zhang
Deng Zhang
President, CEO and Chairman of the Board of Directors