Form 10-Q
period 2011-06-30
Jinmimi Network Inc
filed 2011-08-22
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2011:  24,000,000 shares of Common Stock.

JINMIMI NETWORK INC.

FORM 10-Q

June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 2	Risk Factors	23
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Defaults Upon Senior Securities	23
Item 5.	(Removed and Reserved.)	23
Item 6.	Other Information	23

SIGNATURE

JINMIMI NETWORK INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Stated in US Dollars)(Unaudited)

JINMIMI NETWORK INC.

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	1 – 2

CONSOLIDATED STATEMENTS OF OPERATION AND
COMPREHENSIVE INCOME	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5 – 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 17

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)(Unaudited)

		June 30,	December 31,
		2011	2010
	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$18,483	$18,350
Subscription receivables		2,000	2,000
Amount due from a director	5	17,172	16,837
Rental deposits		464	455
Prepaid expenses		29,861	45,370

Total current assets		$67,980	$83,012
Goodwill	6	-	-
Property, plant and equipment, net	7	-	-
TOTAL ASSETS		$67,980	$83,012

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$2,500	$14,984
Amount due to a director	8	278	273
Other payable	9	21,719	-

TOTAL LIABILITIES		$24,497	$15,257

Commitments and contingencies		$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT JUNE 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)(Unaudited)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;
100,000,000 shares authorized;
24,000,000 issued and outstanding
at June 30, 2011 and December 31,
2010	$2,400	$2,400
Additional paid-in capital	687,143	687,143
Accumulated loss	(649,326)	(624,782)
Accumulated other comprehensive
Income	3,266	2,994

	$43,483	$67,755

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$67,980	$83,012

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO JUNE 30,2011
(Stated in US Dollars)(Unaudited)

		Six months ended June 30		Three months ended June 30		For the period from November 13 2008 (inception) to June 30,
		2011	2010	2011	2010	2011
	Note
Net revenues		$-	$-	$-	$-	$4,785
Cost of net revenues		-	-	-	-	(5,841)

Gross profit		$-	$-	$-	$-	$(1,056)
Operating expenses:
General and administrative		(24,544)	(71,822)	(10,267)	(30,926)	(291,836)

Operating loss		$(24,544)	$(71,822)	$(10,267)	$(30,926)	$(292,892)
Net investment loss			(1,104)		(1,104)	-
Net investment income		-	-	-	-	5,287
Other expense		-	-	-	-	(82,113)
Interest income		-	14	-	12	7,875
Loss on deconsolidation		-	-	-	-	(287,483)

Loss before income taxes		$(24,544)	$(72,912)	$(10,267)	$(32,018)	$(649,326)
Income taxes	12	-	-	-	-	-

Net loss		$(24,544)	$(72,912)	$(10,267)	$(32,018)	$(649,326)
Foreign currency translation adjustment		272	980	180	773	3,266

Comprehensive loss		$(24,272)	$(71,932)	$(10,087)	$(31,245)	$(646,060)

Net loss per share:
-Basic and diluted	10	$(0.001)	$(0.003)	$(0.001)	$(0.001)	$(0.0274)

Weighted average number of common stock
-Basic and diluted	10	24,000,000	24,000,000	24,000,000	24,000,000	23,795,620

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO JUNE 30, 2011
(Stated in US Dollars)(Unaudited)

					Accumulated
			Additional		other
	Number of	Common	paid-in	Accumulated	comprehensive
	shares	stock	capital	loss	income	Total

Issuance of common stock	20,000,000	$2,000	$-	$-	$-	$2,000

Balance, December 31, 2008	20,000,000	$2,000	$-	$-	$-	$2,000

Balance, January 1, 2009	20,000,000	$2,000	$-	$-	$-	$2,000
Issuance of common stock	4,000,000	400	99,600	-	-	100,000
Net loss	-	-	-	(130,683)	-	(130,683)
Foreign currency
translation adjustment	-	-	-	-	301	301

Balance, December 31, 2009	24,000,000	$2,400	$99,600	$(130,683)	$301	$(28,382)

Balance, January 1, 2010	24,000,000	$2,400	$99,600	$(130,683)	$301	$(28,382)
Shareholder’s contribution	-	-	587,543	-	-	587,543
Net loss				(494,099)	-	(494,099)
Foreign currency
translation adjustment	-	-	-	-	2,693	2,693

Balance, December 31, 2010	24,000,000	$2,400	$687,143	$(624,782)	$2,994	$67,755

Balance, January 1, 2011	24,000,000	$2,400	$687,143	$(624,782)	$2,994	$67,755
Net loss	-	-	-	(24,544)	-	(24,544)
Foreign currency
translation adjustment	-	-	-	-	272	272

Balance, June 30, 2011	24,000,000	$2,400	$687,143	$(649,326)	$3,266	$43,483

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO JUNE 30, 2011
(Stated in US Dollars)(Unaudited)

	Six months ended June 30		For the period from November 13, 2008 (inception) to June 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(24,544)	$(72,912)	$(649,326)
Depreciation	-	508	1,656
Sale of plant and equipment	-	-	4,069
Good will	-	-	187,081
Additional paid in capital	-	-	587,543
Amount due to shareholder	-	-	(220,084)
Other payables	21,719	-	(199,268)
Adjustments to reconcile net income to net
cash provided by operating activities:
Other receivables		(601)
Trading securities at fair value	-	-	-
Amount due from a director	-	32	(5,119)
Amount due to a director	-	1,238	-
Advances to employees	-	(83)	-
Rental deposits	-	-	277
Prepaid expenses	15,509	16,635	(29,861)
Accruals	(12,484)	(2,013)	2,500
Other loans	-	-	146,753

Net cash generated from/(used in) operating activities	$200	$(57,196)	$(173,779)

Cash flows from investing activities
Acquisition of subsidiary	$-	$-	$(52,814)
Purchases of trading securities	-	(42,394)	-
Purchase of plant and equipment	-	-	(1,840)

Net cash used in investing activities	$-	$(42,394)	$(54,654)

Cash flows from financing activities
Issue of capital	$-	$-	$100,000
Amount due to a shareholder	-	-	145,877

Net cash provided by financing activities	$-	$-	$245,877

Net cash and cash equivalents (used) sourced	$200	$(99,590)	$17,444

Effect of foreign currency translation on cash	(67)	654	1,039
and cash equivalents
Cash and cash equivalents-beginning of period	18,350	133,759	-

Cash and cash equivalents–end of period	$18,483	$34,823	$18,483

Supplementary cash flow information:
Interest received	$-	$2	$7,875

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

For the six months then ended June 30, 2011, the Company has not generated revenue yet and has incurred an accumulated deficit $649,326. As of June 30, 2011, its current assets exceed its current liabilities by $43,483.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	JUNE 30, 2011	December 31, 2010	JUNE 30, 2010
Twelve months ended
USD : RMB exchange rate	-	6.5918	-
Average twelve months ended
USD : RMB exchange rate	-	6.7605	-
Six months ended
USD : RMB exchange rate	6.4630	-	6.8086
Average six months ended
USD : RMB exchange rate	6.5316	-	6.8347
Average three months ended
USD:RMB exchange rate	6.4924		6.8335
Twelve months ended
USD : HKD exchange rate	-	7.7822	-
Average twelve months ended
USD : HKD exchange rate	-	7.7682	-
Six months ended
USD : HKD exchange rate	7.7832		7.7847
Average six months ended
USD : HKD exchange rate	7.7819		7.7717
Average three months ended
USD:HKD exchange rate	7.7770		7.7794

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

The Group considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. The Group does not maintain any bank accounts in the United States of America.   The cash located outside the United States is not restricted as to usage.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Leases

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the six months end June 30, 2011 and 2010 were nil and $4,945 respectively.

(k)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the six months ended June 30, 2011 and 2010 were nil and $1,793 respectively.

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the six months ended June 30, 2011 and 2010 are 25%.

(m)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at June 30, 2011 and December 31, 2010 amounted to $18,483 and $18,350 respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

4.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of June 30, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2011 and December 31, 2010, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the six months ended June 30, 2011 and 2010, the Group did not generate any revenue and as of June 30, 2011 there was no additional trade receivable.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at June 30, 2011 and December 31, 2010, no customer accounted for 10% of the Group’s revenue and trade receivables.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	June 30, 2011	December 31, 2010
At cost
Office equipment	$-	$5,183
Less: accumulated depreciation	-	(1,807)

	$-	$3,376
Deconsolidation adjustment	-	(3,376)
	-	-

Depreciation expense included in the general and administrative expenses for the six months ended June 30, 2011 and 2010 were nil and $254 respectively.

8.	AMOUNT DUE TO A DIRECTOR

Amount due to a director is unsecured, interest-free, and repayable on demand.

9.	OTHER PAYABLE

Other payable due to a third party is unsecured, interest free and repayable on demand.

10.	LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	For the six months ended June 30,
	2011	2010
Loss:
Loss for the purpose of basic and
dilutive earnings per share	$(24,272)	$(71,932)

Number of shares:

Weighted average number of
common stock for the purpose of basic
and dilutive earnings per share	24,000,000	24,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the six months ended June 30
	2011	2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	PRC EIT rate was 25% for the six months ended June 30, 2011 and 2010.

No income before income taxes for the six months ended June 30, 2011 and 2010 were attributed to the subsidiary with operations in China. No income taxes related to China income for the six months ended June 30, 2011 and 2010.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the six months ended June 30, 2011 and 2010.

The Company did not have any interest and penalty recognized in the income statements for the six months ended June 30, 2011 and 2010 or balance sheet as of June 30, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2008, 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s, 2009/2010, and 2010/11 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010 and 2011 China Enterprise Income Tax Returns are subject to State Administration of Taxation examination.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

13.	SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through August 11, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

JINMIMI NETWORK INC.

Date: August 17, 2011	By:	/s/ Deng Zhang
Deng Zhang
President, CEO and Chairman of the Board of Directors