Form 10-Q/A
period 2011-06-30
Jinmimi Network Inc
filed 2011-09-07
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Jinmimi Network Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit	Exhibit Description
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*These exhibits were previously filed as exhibits to Jinmimi Network Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 6, 2011

Jinmimi Network Inc.

By:	/s/ Deng Zhang
Deng Zhang
President, CEO and Chairman of the Board of Directors