Form 10-Q
period 2011-09-30
Jinmimi Network Inc
filed 2011-11-21
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2011:  87,150,000 shares of Common Stock.

JINMIMI NETWORK INC.

FORM 10-Q

September 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4	Controls and Procedures	25

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	26
Item 2	Risk Factors	26
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 4.	Defaults Upon Senior Securities	26
Item 5.	(Removed and Reserved.)	26
Item 6.	Other Information	26

SIGNATURE

JINMIMI NETWORK INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Stated in US Dollars)(Unaudited)

JINMIMI NETWORK INC.
                                                                  \

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	1 – 2

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5 – 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7 – 17

i

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)(Unaudited)

		September 30,	December 31,
		2011	2010
	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$18,547	$18,350
Subscription receivables		2,000	2,000
Amount due from a director	5	17,354	16,837
Rental deposits		469	455
Prepaid expenses		22,106	45,370

Total current assets		$60,476	$83,012
Goodwill	6	-	-
Property, plant and equipment, net	7	-	-
TOTAL ASSETS		$60,476	$83,012

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$2,600	$14,984
Amount due to a director	8	281	273
Other payable	9	40,435	-

TOTAL LIABILITIES		$43,316	$15,257

Commitments and contingencies		$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Stated in US Dollars)(Unaudited)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;
100,000,000 shares authorized;
8,300,000 and 24,000,000 issued and
outstanding at September 30, 2011
and December 31, 2010	$830	$2,400
Additional paid-in capital	680,828	687,143
Stock split provision	7,885	-
Accumulated loss	(675,802)	(624,782)
Accumulated other comprehensive
income	3,419	2,994

	$17,160	$67,755

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$60,476	$83,012

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO SEPTEMBER 30,2011
(Stated in US Dollars)(Unaudited)

		Nine months ended September 30,		Three months ended September 30,		For the period from November 13 2008 (inception) to September 30,
		2011	2010	2011	2010	2011
	Note
Net revenues		$-	$-	$-	$-	4,785
Cost of net revenues		-	-	-	-	(5,841)

Gross profit		$-	$-	$-	$-	(1,056)
Operating expenses:
General and administrative		(51,020)	(111,353)	(26,476)	(39,531)	(318,312)

Operating loss		$(51,020)	$(111,353)	$(26,476)	$(39,531)	(319,368)
Net investment income		-	5,287	-	5,287	5,287
Other expense		-	(82,113)	-	(81,009)	(82,113)
Interest income		-	20	-	6	7,875
Loss on deconsolidation		-	(287,483)	-	(287,483)	(287,483)

Loss before income taxes		$(51,020)	$(475,642)	$(26,476)	$(402,730)	(675,802)
Income taxes	12	-	-	-	-	-

Net loss		$(51,020)	$(475,642)	$(26,476)	$(402,730)	(675,802)
Foreign currency translation adjustment		425	2,223	153	1,244	3,419

Comprehensive loss		$(50,595)	$(473,419)	$(26,323)	$(401,486)	(672,383)

Net loss per share:
-Basic and diluted	10	$(0.0023)	$(0.0198)	$(0.001)	$(0.0168)	(0.0289)

Weighted average number of common stock
-Basic and diluted	10	22,255,556	24,000,000	18,766,667	24,000,000	23,365,366

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO SEPTEMBER 30, 2011
(Stated in US Dollars)(Unaudited)
						Accumulated
			Additional	Stock		other
	Number of	Common	paid-in	split	Accumulated	comprehensive
	shares	stock	capital	provision	loss	income	Total

Issuance of common stock	20,000,000	$2,000	$-	$-	$-	$-	$2,000

Balance, December 31, 2008	20,000,000	$2,000	$-	$-	$-	$-	$2,000

Balance, January 1, 2009	20,000,000	$2,000	$-	$-	$-	$-	$2,000
Issuance of common stock	4,000,000	400	99,600	-	-	-	100,000
Net loss	-	-	-	-	(130,683)	-	(130,683)
Foreign currency translation adjustment	-	-	-	-	-	301	301

Balance, December 31, 2009	24,000,000	$2,400	$99,600	$-	$(130,683)	$301	$(28,382)

Balance, January 1, 2010	24,000,000	$2,400	$99,600	$-	$(130,683)	$301	$(28,382)
Shareholder’s contribution	-	-	587,543	-	-	-	587,543
Net loss	-	-	-	-	(494,099)	-	(494,099)
Foreign currency translation adjustment	-	-	-	-	-	2,693	2,693

Balance, December 31, 2010	24,000,000	$2,400	$687,143	$-	$(624,782)	$2,994	$67,755

Balance, January 1, 2011	24,000,000	$2,400	$687,143	$-	$(624,782)	$2,994	$67,755
Treasury stock - cancellation of shares on August 31, 2011	(15,700,000)	(1,570)	1,570	-		-	-
Stock split provision			(7,885)	7,885		-	-
Net loss	-	-	-	-	(51,020)	-	(51,020)
Foreign currency translation adjustment	-	-	-	-	-	425	425

Balance, September 30, 2011	8,300,000	$830	$680,828	$7,885	$(675,802)	$3,419	$17,160

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO SEPTEMBER 30, 2011
(Stated in US Dollars)(Unaudited)

	Nine months ended September 30,		For the period from November 13, 2008 (inception) to September 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(51,020)	$(475,642)	$(675,802)
Depreciation	-	764	1,656
Sale of plant and equipment	-	4,069	4,069
Good will	-	187,081	187,081
Additional paid in capital	-	587,543	587,543
Amount due to shareholder	-	(220,084)	(220,084)
Other payables	-	(220,991)	(220,987)
Accounts receivable		2,448	-
Advance to employees		73	-
Adjustments to reconcile net income to net
cash provided by operating activities:
Other payables	40,435	-	40,435
Amount due from a director	-	(16,537)	(5,119)
Rental deposits	-	1,015	277
Prepaid expenses	23,264	32,318	(22,097)
Accruals	(12,384)	(2,022)	1,498
Other loans	-		146,753

Net cash generated from/(used in) operating activities	$295	$(119,965)	$(174,777)

Cash flows from investing activities
Acquisition of subsidiary	$-	$-	$(52,814)
Purchases of trading securities	-	2,852	-
Purchase of plant and equipment	-	-	(1,840)

Net cash used in investing activities	$-	$2,852	$(54,654)

Cash flows from financing activities
Proceed from Issuance of common share	$-	$-	$100,000
Amount due to a shareholder	-	-	145,877

Net cash provided by financing activities	$-	$-	$245,877

Net cash and cash equivalents (used) sourced	$295	$(117,113)	$16,446

Effect of foreign currency translation on cash	(98)	1,459	2,101
and cash equivalents
Cash and cash equivalents-beginning of period	18,350	133,759	-

Cash and cash equivalents–end of period	$18,547	$18,105	$18,547

Supplementary cash flow information:
Interest received	$-	$20	$7,875

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

On August 31, 2011, the shareholders of the Company returned 15,700,000 common shares to the Company for cancellation in order to reduce the number of shares issued and outstanding which is more in line with the Company’s current business plans.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (continued )

On September 26, 2011, the Company declared a stock dividend of 9.5 shares for each share of common stock. The payable date of such dividend is October 5, 2011. The Financial Industry Regulatory Authority (“FINRA”) has processed this transaction as stock split of one-for-10.5 shares and therefore, the company recorded this as stock split. The company will round-up fractional shares and the additional shares will be mailed out to shareholders of record.

2.	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. The management will seek to raise funds from shareholders.

For the nine months then ended September 30, 2011, the Company has not generated revenue yet and has incurred an accumulated deficit $682,117. As of September 30, 2011, its current assets exceed its current liabilities by $17,160.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Subsidiary

The Company consolidates its wholly owned subsidiaries, Active Choice Limited, Chuangding Investment Consultant (Shenzhen) Co., Ltd and Shenzhen Jinmimi, because it controls these entities through its 100% voting interest in them.  The following sets forth information about the whollowned subsidiaries:

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	SEPTEMBER 30, 2011	December 31, 2010	SEPTEMBER 30, 2010
Twelve months ended
USD : RMB exchange rate	-	6.5918	-
Average twelve months ended
USD : RMB exchange rate	-	6.7605	-
Nine months ended
USD : RMB exchange rate	6.3952	-	6.6981
Average nine months ended
USD : RMB exchange rate	6.4972	-	6.8164
Average three months ended
USD:RMB exchange rate	6.4132	-	6.7803
Twelve months ended
USD : HKD exchange rate	-	7.7822	-
Average twelve months ended
USD : HKD exchange rate	-	7.7682	-
Nine months ended
USD : HKD exchange rate	7.7932	-	7.7582
Average nine months ended
USD : HKD exchange rate	7.7862	-	7.7717
Average three months ended
USD:HKD exchange rate	7.7935	-	7.7718

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Leases

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the nine months end September 30, 2011 and 2010 were nil and $7,885 respectively.

(k)	Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the nine months ended September 30, 2011 and 2010 were nil and $2,756 respectively.

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the nine months ended September 30, 2011 and 2010 are 25%.

(m)	Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at September 30, 2011 and December 31, 2010 amounted to $18,547 and $18,350 respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Treasury stock

Treasury stock consists of the Company’s own stock which has been issued, subsequently reacquired by the Company, and not yet reissued or retired. 15,700,000 common shares were reacquired and cancelled by the Company. The constructive retirement method was adopted that the aggregate par value of reacquired shares is charged to the common stock account. After the retirement of the treasury stock, the issued and outstanding common stock were reduced from 24,000,000 shares to 8,300,000 shares.

(p)	Stock dividends and stock splits

Stock dividends represent neither an actual distribution of the assets of the Company nor a promise to distribute those assets. Stock dividend is not considered a legal liability or a taxable transaction.  The stock dividends has been processed by Financial Industry Regulatory Authority (“FINRA”) as a stock split of one-for-10.5 shares and therefore the Company will record this as stock split. The record date for this transaction was September 26, 2011 and the payable date was October 5, 2011. The Company will round-up fractional shares and the additional shares will be mailed out to shareholders of record. On October 5, 2011, the common stock was increased from 8,300,000 shares to 87,150,000 shares.

(q)	Earnings per share

Basic earnings per share, which includes no dilution, is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. In contrast, diluted earnings per share consider the potential dilution that could occur from other financial increase the total number of outstanding shares of common stock.

(r)	Recently implemented standards

In September 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after September 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

4.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of September 30, 2011 and December 31, 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2011 and December 31, 2010, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the nine months ended September 30, 2011 and 2010, the Group did not generate any revenue and as of September 30, 2011 there was no additional trade receivable.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at September 30, 2011 and December 31, 2010, no customer accounted for 10% of the Group’s revenue and trade receivables.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	September 30, 2011	December 31, 2010
At cost
Office equipment	$-	$5,183
Less: accumulated depreciation	-	(1,807)

	$-	$3,376
Deconsolidation adjustment	-	(3,376)
	-	-

Depreciation expense included in the general and administrative expenses for the nine months ended September 30, 2011 and 2010 were nil and $764 respectively.

8.	AMOUNT DUE TO A DIRECTOR

Amount due to a director is unsecured, interest-free, and repayable on demand.

9.	OTHER PAYABLE

Other payable due to a third party is unsecured, interest free and repayable on demand.

10.	LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	For the nine months ended September 30,
	2011	2010
Loss:
Loss for the purpose of basic and
dilutive earnings per share	$(51,020)	$(475,642)

Number of shares:

Weighted average number of
common stock for the purpose of basic
and dilutive earnings per share	22,255,556	24,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the nine months ended September 30
	2011	2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	PRC EIT rate was 25% for the nine months ended September 30, 2011 and 2010.

No income before income taxes for the nine months ended September 30, 2011 and 2010 were attributed to the subsidiary with operations in China. No income taxes related to China income for the nine months ended September 30, 2011 and 2010.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the nine months ended September 30, 2011 and 2010.

The Company did not have any interest and penalty recognized in the income statements for the nine months ended September 30, 2011 and 2010 or balance sheet as of September 30, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s, 2009/2010, and 2010/11 Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010 and 2011 China Enterprise Income Tax Returns are subject to State Administration of Taxation examination.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Stated in US Dollars)(Unaudited)

13.	COMMON STOCK

On September 6, 2011, the Company reacquired 15,700,000 restricted common shares which were cancelled by the Company. After the retirement of the treasury stock, the issued and outstanding common stock were reduced from 24,000,000 shares to 8,300,000 shares.

On September 26, 2011 the stock dividends has been processed by Financial Industry Regulatory Authority (“FINRA”) as a stock split of one-for-10.5 shares. The record date for this transaction was September 26, 2011 and the payable date was October 5, 2011.

On October 5, 2011, the common stock was increased from 8,300,000 shares to 87,150,000 shares.

14.	SUBSEQUENT EVENTS

On November 3, 2011, Brian Cohen was appointed as a director, CEO, CFO and Secretary of the Company while Deng Zhang resigned as CEO, CFO and director of the Company. In the same date, Brian Cohen bought shares from the Company’s two controlling shareholders for total consideration of $5,000 result in Brian Cohen owns 45,150,000 common shares of the Company representing 51.81% out of the Company’s issued and outstanding 87,150,000 shares of common stock. The Company has evaluated all other subsequent events through November 11, 2011, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements other than aforementioned events.

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

Our significant accounting policies are summarized in Note 3 of our financial statements for the period ended September 30, 2011. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent accounting pronouncements

In September 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position. However, it will impact the presentation of comprehensive income.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after September 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

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

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Defaults Upon Senior Securities.

None.

Item 5. (Removed and Reserved).

Item 6.Other Information.

On September 6, 2011, the Company reacquired 15,700,000 restricted common shares which were cancelled by the Company. After the retirement of the treasury stock, the issued and outstanding common stock was reduced from 24,000,000 shares to 8,300,000 shares.

On September 26, 2011 the stock dividend was processed by Financial Industry Regulatory Authority (“FINRA”) as a stock split of one-for-10.5 shares. The record date for this transaction was September 26, 2011 and the payable date was October 5, 2011. The company rounded up fractional shares and the additional shares were mailed out to shareholders of record.

On October 5, 2011, the common stock was increased from 8,300,000 shares to 87,150,000 shares as a result of the stock split.

On November 3, 2011, Brian Cohen was appointed as a director, CEO, CFO and Secretary of the Company while Deng Zhang resigned as CEO, CFO and director of the Company. On the same date, Brian Cohen bought shares from the Company’s two controlling shareholders for total consideration of $5,000 resulting in Brian Cohen owning 45,150,000 common shares of the Company, representing 51.81% out of the Company’s issued and outstanding 87,150,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JINMIMI NETWORK INC.

Date: November 17, 2011	By:
Brian Cohen
President, CEO and CFO, Chairman of the Board of Directors