Form 10-K
period 2011-12-31
Jinmimi Network Inc
filed 2012-04-16
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
_______________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______to______.

JINMIMI NETWORK INC.
 (Exact name of registrant as specified in Charter)

NEVADA	333-156950	20-4281128
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2121 S. Hiawassee Road Suite 4640
Orlando FL 32835
(Address of Principal Executive Offices)

     + 416889-8276
 (Issuer Telephone number)

Indicate by check mark is the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐     No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒   No  ☐

State the issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days $8,190,000.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 16, 2012:  87,150,000 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

JINMIMI NETWORK, INC.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements.  Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our international operations and currency exchange fluctuations, and
•	other risks and uncertainties related to our business plan and business strategy.

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

Our financial statements are in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  All references to “common stock” refer to common shares in our capital stock.

PART I

ITEM 1.                      BUSINESS

Jinmimi Network Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 13, 2008.  The Company has no substantial operations or assets; however, it is working hard to develop new business opportunities, such as developing investment consulting services and actively looking for new business partners.

In January 2009, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) with Hong Kong Active Choice Limited (“HKAC”), a limited liability company established under the laws of Hong Kong, with its principle places of business at Unite 8/F, Wing Yee Comm Bldg, 5 Wing Kut St., Sheung Wan, HK, and the shareholders of HKAC (individually, a “HKAC Stockholder”), and collectively, the “HKAC Stockholders”).  Pursuant to the Purchase Agreement, the Company acquired 100% of the common stock of HKAC, par value HKD1.00 per share (the ‘HKAC Shares”), from HKAC and HKAC Shareholders, for a purchase price of $438,975 by delivery of our promissory note.  As a result, HKAC and its subsidiary, Chuangding Investment Consultant (Shenzhen) Co., Ltd., a limited liability company established under the laws of PRC (“Chuangding”), became our wholly-owned subsidiaries.

In January 2009, we completed a Regulation D rule 506 and/or Regulation S offering in which we sold 4,000,000 shares of common stock to 40 investors, at a price per share of $0.025 per share for an aggregate offering price of $100,000.

Prior to September 16, 2010, our operations were limited to Chuangding’s 100% ownership interest of Shenzhen Jinmimi under a long-term management consultancy agreement t (the “Management Consultancy Agreement”).   On September 16, 2010 Chuangding entered into a mutual Termination of Management Consultancy Agreement with Shenzhen Jinmimi (the “Termination Agreement”).  Pursuant to the terms of the Termination Agreement, both parties released each other from all duties, obligations, covenants, and representations under or arising out of the Management Consultancy Agreement and Xi Li and Silky Road International Group Limited were appointed as the successor of the Management Consultancy Agreement (collectively, the “Successor”).  In addition, the Successor also agreed to cancel the promissory notes issued to them by Jinmimi Network, In., the Company.  From then on, Shenzhen Jinmimi is no longer a deemed subsidiary (Variable Interest Entity) of the Company and should be deconsolidated from the Company’s financial statement.  As of December 31, 2011, the Company had closed down its subsidiaries and is no conducting business in those entities.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  For the year ended December 31, 2011, the Company has not generated revenue yet and has incurred an accumulated deficit $711,403.  As of December 31, 2010, the Company’s shareholders and former shareholder gave up their rights to claim on the loans from shareholders and former shareholder of $438,247. After this transaction, the Company’s current assets exceed its current liabilities by $18,343. These conditions raise substantial doubt about our ability to continue as a going concern.

We have not yet been involved in bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Employees

As of April 16, 2012, we have no full time employees.

ITEM 1A.                      RISK FACTORS

We are a smaller reporting company as defined by rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES.

We currently share office space at no charge at 10th Floor, Chinese Plaza of Tea, Jingtian Road, Futian District, Shenzhen, China through the office of Shenzhen Jinmimi which used to be our VIE before September 16, 2010. We have no fixed assets after the termination of contractual agreement with Shenzhen Jinmimi.  We have no other properties and at this time have no agreements to acquire any properties in the future.

ITEM 3.                      LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suite, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.                      MINE SAFETY DISCLOSURES .

Not applicable.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE S OF EQUITY SECURITIES .

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

Holders of Our Common Stock

As of the date of this filing, we have 109 shareholders of our common stock.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Business Overview

We are incorporated under the laws of the state of Nevada on November 13, 2008.  On September 16, 2010 we changed our business activities from value-added information service provider through the Internet in PRC to an investment consulting service provider and approaching the investors directly.  The economy in China is developing dramatically in adverse years and many investors are looking for opportunities in PRC to maximum the capital value.  The company can provide investment consulting services to targeted clients who wish to invest in PRC.  Based on client’s demand through an objective, comprehensive and scientific analysis about the market risk and strength of targeted enterprise, we can provide a business plan or fund raising proposal to clients to enhance the investment successful rate and capital usage efficiency.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  As reflected in the accompanying financial statements, as of December 31, 2011, we had an accumulated deficit totaling $711,403.  These raise substantial doubts about our ability to continue as a going concern.

Limited Operating History

We are a development stage company incorporated in November 2008, and as such had minimal operating revenues to date. Further, we have no significant assets and no current earnings. The success of our company is dependent upon the extent to which it will gain market share.  All financial information and financial projections and other assumptions made by us are speculative and, while based on management’s best estimates of projected sales levels, operational costs, consumer preferences, and the general economic and competitive health of our company in the image consultant marketplace, there can be no assurance that we will operate profitably or remain solvent.

Results of Operations

For the year ended December 31, 2011, we had $0 net revenues.  Our operating expenses are $75,088.  We incurred a net loss of $89,311.

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

Liquidity and Capital Resources

As of  December 31, 2011, we had cash of $163.  We believe we can satisfy our cash requirements for the next twelve months with our current cash.  We may require additional funds to continue our operation.

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

Critical Accounting Policies

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Case.  This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of case that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interest of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date of the subsidiary is deconsolidated.  In contrast, an entity is required to account for a decrease in its ownership that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820):  Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”).   This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability.  The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset.  The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements.  If adjustments are required to be applied to the quoted price, it results in a level 2 or fair value measurement.  The guidance provided in the update is effective for the first reporting period (Including interim periods) beginning after issuance.  The Company does not expect that the implementation of SC Update No. 2009-5 will have a material effect on its financial position or results of operations.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction or an error or retrospective application of U.S. GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of this financial statements and must disclose such date.  All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit deb obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10 Consolidations (Topic 810):  Amendments for Certain Investment Funds.  This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards Codification TM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R).  Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 deferred for a reporting entity’s interest in an entity:

•	That has all the attributes of an investment company; or
•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendment to Topic 810.  The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period.  Early application is not permitted.

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

ASC Update (“ASU”) No. 2010-29, Business Combination (Topic 805):  Disclosure of Supplementary Pro Forma Information for Business Combinations.  This update reflects the decision reached in EITF Issue No 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro formal disclosures to include a description of the nature and amount of materials, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the  Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements start from F-1.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our independent registered public accountant is Albert Wong & Co.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Office (“CEO”) and Chief Financial officer (“CFO”) (the Company’s principle financial and accounting office), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15€ under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated an communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway commission.  Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reportings.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

·	our growth strategies;

·	anticipated trends in our business;

·	our ability to make or integrate acquisitions;

·	our liquidity and ability to finance our products,

·	acquisition and development strategies;

·	market conditions in the implant industry;

·	the impact of government regulation;

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors:

Name:	Age	Title
Brian Cohen	45	Director, CEO and CFO

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

Currently, directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

On November 3, 2011, Deng Zhang resigned all of his director and officer positions.

On November 3, 2011, Brian Cohen was appointed as CEO, Secretary, CFO and director.

Brian Cohen, Director

Mr. Cohen has a Bachelor of Arts from York University in Toronto, Ontario and has been an account manager and contract manager for rL Solutions in Toronto, Ontario for the past four years. Prior to that, Mr. Cohen was responsible for business development and account management at TGO Consulting Inc. in Markham, Ontario. Mr. Cohen brings to the Company extensive and exceptional experience in entrepreneurial business to business development and has over 12 years of successful sales and pre-sales in the information technology industry.

Board Committees

The Company currently has not established any committees of the Board of Directors.

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

Code of Ethics and Conduct

We currently do not have a code of ethics that applies to our officer and sole director, including our Chief Executive Officer and senior executives.

ITEM 11 - EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Brian Cohen;	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Secretary, Treasurer and Director (1)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Deng Zhang;	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO and Chairman of the Board of Directors(2)	2010	-0-	1,000	-0-	-0-	-0-	-0-	-0-	1,000

Jiangkun Shi;	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO and Treasurer (3)	2010	-0-	800	-0-	-0-	-0-	-0-	-0-	800

Ping Zhao	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary (4)	2010	-0-	650	-0-	-0-	-0-	-0-	-0-	650

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Brian Cohen

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended December 31, 2011. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on December 31, 2011.

 Exercises of Stock Options and Year-End Option Values

 None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended December 31, 2011, or (ii) since the end of our most recent fiscal year on December 31, 2011.

Outstanding Stock Options

None of our directors or officers held any options to purchase any shares of our common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock on December 31, 2011 based on 87,150,000 shares outstanding on such date, by (i) each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our address as indicated below.

Title of Class	Name of Beneficial Owner	Shares of Common Stock	Percent of Class

Common Stock	Brian Cohen (1) 33 Forest Wood Toronto Ontario Canada M5N 2V8	45,150,000	51.81%

Common Stock	Directors and Officers	45,150,000	51.81%

(1)	Officer, director.

Changes in Control

On November 3, 2011, Brian Cohen, our sole officer and director, acquired 45,150,000 shares of the Company’s common stock in a private transaction from the two former majority shareholders.

There are currently no arrangements which may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS,  AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our President advanced $29,500 to the Company for the year ended December 31, 2011.

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.”

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and December 31, 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010
Audit fees (1)	$15,600	$14,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$15,600	$14,500

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15 - EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10K:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	By-Laws

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed as an exhibit to our registration statement on Form S-1 filed with the Commission on January 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2012

JINMIMI NETWORK INC.

By:	/s/ Brian Cohen
Brian Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2012.

By:	/s/ Brian Cohen
Brian Cohen
Director, Chief Executive Officer
Chief Financial Officer (Principal Financial
Officer), Treasurer, Principal Accounting Officer, Secretary

JINMIMI NETWORK INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011
(Stated in US Dollars)(Audited)

JINMIMI NETWORK INC.

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., CPA(Practising)

The board of directors and shareholders of
Jinmimi Network Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Jinmimi Network Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jinmimi Network Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulatedlosses of $714,093 for the year ended December 31, 2011. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co
April 16, 2012	Certified Public Accountants

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

		December 31,	December 31,
		2011	2010
	Note	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents		$163	$18,350
Subscription receivables		2,000	2,000
Amount due from a director	5	-	16,837
Rental deposits		-	455
Prepaid expenses		14,352	45,370

Total current assets		$16,515	$83,012
Goodwill	6	-	-
Property, plant and equipment, net	7	-	-
TOTAL ASSETS		$16,515	$83,012

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Accruals		$8,000	$14,984
Amount due to a director	8	29,500	273

TOTAL LIABILITIES		$37,500	$15,257

Commitments and contingencies		$-	$-

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

	December 31,	December 31,
	2011	2010
	(Audited)	(Audited)
STOCKHOLDERS’ EQUITY
Common stock at $0.0001 par value;
110,000,000 shares authorized;
87,150,000 and 24,000,000 issued and
outstanding at December 31, 2011
and 2010	$8,715	$2,400
Additional paid-in capital	680,828	687,143
Accumulated loss	(714,093)	(624,782)
Accumulated other comprehensive
income	3,565	2,994

	$(20,985)	$67,755

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$16,515	$83,012

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO DECEMBER 31,2011
(Stated in US Dollars)(Audited)

		Twelve months ended December 31		For the period from November 13 2008 (inception) to December 31,
		2011	2010	2011
	Note
Net revenues		$-	$-	$4,785
Cost of net revenues		-	-	(5,841)

Gross profit		$-	$-	$(1,056)
Operating expenses:
General and administrative		(75,088)	(111,353)	(342,380)

Operating loss		$(75,088)	$(111,353)	$(343,436)
Net investment income		-	5,287	5,287
Other expense		-	(82,113)	(82,113)
Interest income		-	20	7,875
Loss on deconsolidation		(14,223)	(287,483)	(301,706)

Loss before income taxes		$(89,311)	$(475,642)	$(714,093)
Income taxes	11	-	-	-

Net loss		$(89,311)	$(475,642)	$(714,093)
Foreign currency translation adjustment		571	2,223	3,565

Comprehensive loss		$(88,740)	$(473,419)	$(710,528)

Net loss per share:
-Basic and diluted	9	$(0.0024)	$(0.0198)	$(0.0254)

Weighted average number of common stock
-Basic and diluted	9	37,546,712	24,000,000	28,154,462

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2011
(Stated in US Dollars)(Audited)

						Accumulated
			Additional	Stock		other
	Number of	Common	paid-in	dividends	Accumulated	comprehensive
	shares	stock	capital	distributable	loss	income	Total

Issuance of common stock	20,000,000	$2,000	$-	$-	$-	$-	$2,000

Balance, December 31, 2008	20,000,000	$2,000	$-	$-	$-	$-	$2,000

Balance, January 1, 2009	20,000,000	$2,000	$-	$-	$-	$-	$2,000
Issuance of common stock	4,000,000	400	99,600	-	-	-	100,000
Net loss	-	-	-	-	(130,683)	-	(130,683)
Foreign currency translation adjustment	-	-	-	-	-	301	301

Balance, December 31, 2009	24,000,000	$2,400	$99,600	$-	$(130,683)	$301	$(28,382)

Balance, January 1, 2010	24,000,000	$2,400	$99,600	$-	$(130,683)	$301	$(28,382)
Shareholder’s contribution	-	-	587,543	-	-	-	587,543
Net loss	-	-	-	-	(494,099)	-	(494,099)
Foreign currency translation adjustment	-	-	-	-	-	2,693	2,693

Balance, December 31, 2010	24,000,000	$2,400	$687,143	$-	$(624,782)	$2,994	$67,755

Balance, January 1, 2011	24,000,000	$2,400	$687,143	$-	$(624,782)	$2,994	$67,755
Cancellation of shares on August 31, 2011	(15,700,000)	(1,570)	1,570	-		-	-
Stock split provision			(7,885)	7,885		-	-
Stock payable on October 5, 2011	78,850,000	7,885		(7,885)
Net loss	-	-	-	-	(89,311)	-	(89,311)
Foreign currency translation adjustment	-	-	-	-	-	571	571

Balance, December 31, 2011	87,150,000	$8,715	$680,828	$-	$(714,093)	$3,564	$(20,985)

See accompanying notes to consolidated financial statement

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2011
(Stated in US Dollars)(Audited)

	Twelve months ended December 31		For the period from November 13, 2008 (inception) to December 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(89,311)	$(494,099)	$(714,093)
Depreciation	-	764	1,656
Sale of plant and equipment	-	4,069	4,069
Good will	-	187,081	187,081
Additional paid in capital	-	587,543	587,543
Amount due to shareholder	-	(220,084)	(220,084)
Other payables	-	(220,987)	(220,987)
Accounts receivable	-	2,446	-
Advance to employees	-	73	-
Adjustments to reconcile net income to net
cash provided by operating activities:
Amount due from a director	-	(16,804)	(5,119)
Amount due to a director	29,500	-	29,500
Rental deposits	-	1,008	277
Prepaid expenses	31,018	38,337	(14,343)
Accruals	8,000	10,462	21,882
Other loans	-	-	146,753

Net cash used in operating activities	$(20,793)	$(120,191)	$(195,865)

Cash flows from investing activities
Acquisition of subsidiary	$-	$-	$(52,814)
Purchases of trading securities	-	2,851	(1,840)

Net cash used in investing activities	$-	$2,851	$(54,654)

Cash flows from financing activities
Issue of capital	$-	$-	$100,000
Amount due to a shareholder	-	-	145,877

Net cash provided by financing activities	$-	$-	$245,877

Net cash and cash equivalents (used) sourced	$(20,793)	$(117,340)	$(4,642)

Effect of foreign currency translation on cash
and cash equivalents	2,606	1,931	4,805
Cash and cash equivalents-beginning of period	18,350	133,759	-

Cash and cash equivalents–end of period	$163	$18,350	$163

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

1.     ORGANIZATION AND PRINCIPAL ACTIVITIES

Jinmimi Network Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 13, 2008. The Company was a shell company with no substantial operations or assets.

Active Choice Limited (“HKAC”) was incorporated under the laws of Hong Kong with limited liability on September 26, 2008. HKAC has only nominal operations.

On January 6, 2009, HKAC acquired 100% of the shareholdings of Chuangding, a Shenzhen company incorporated under the laws of the People’s Republic of China on December 4, 2008, and Chuangding’s contractual controlled operating company,  Jinmimi Network Technology Limited Company (“Shenzhen Jinmimi”) which was a PRC limited company established on August 4, 2008, for a consideration $147,500.

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

On August 31, 2011, the shareholders of the Company surrendered 15,700,000 common shares to the Company for cancellation.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

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

For the twelve months then ended December 31, 2011, the Company has not generated revenue yet and has incurred an accumulated deficit $714,093. As of December 31, 2011, its current liabilities exceed its current assets by $20,985, which may not be sufficient to pay for the operating expenses in next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

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

Subsidiary

The Company consolidates its wholly owned subsidiaries, Active Choice Limited, Chuangding Investment Consultant (Shenzhen) Co., Ltd as of December 31, 2010. The management determined to write-off these two subsidiaries and closed down their business as of December 31, 2011. The deemed variable interest entity was deconsolidated on September 16, 2010 in accordance with termination agreement. The following sets forth information about the wholly owned subsidiaries:

Name of Subsidiary	Place & Date of Incorporation	Equity Interest Attributable to the Company (%)	Registered Capital ($)	Issued Capital (HKD)	Registered Capital (RMB)
#Active Choice Limited (“HKAC”)	Hong Kong/ September 26, 2008	100	$1,290	HKD10,000	-

#Chuangding Investment Consultant (Shenzhen) Co., Ltd (“Chuangding”)	PRC/ December 4, 2008	100	$146,056	-	RMB1,000,000

*Shenzhen Jinmimi Network Technology Limited Company (“Shenzhen Jinmimi”)	PRC/August 4, 2008	Deemed control	$291,864	-	RMB 2,000,000

	*Note : Deemed variable interest entity was deconsolidated on September 16, 2010
	#Note: The management decides to write off the investment of subsidiaries on November 3, 2011

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
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

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
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	DECEMBER 31, 2011	DECEMBER 31, 2010
Twelve months ended
USD : RMB exchange rate	6.3555	6.5918
Average twelve months ended
USD : RMB exchange rate	6.4554	6.7605
Twelve months ended
USD : HKD exchange rate	7.7711	7.7822
Average twelve months ended
USD : HKD exchange rate	7.7839	7.7682

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

(i)  Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of twelve months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. Since the management closed down the subsidiaries in Hong Kong and the PRC, the cash balance of the subsidiaries has been written off as a loss.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)  Leases

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the twelve months end December 31, 2011 and 2010 were nil and $7,885 respectively.

(k)  Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the twelve months ended December 31, 2011 and 2010 were nil and $2,756 respectively.

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the enterprise income tax rate for the twelve months ended December 31, 2011 and 2010 are 25%.

(m)  Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained within Hong Kong and the PRC.  Total cash in these banks at December 31, 2011 and 2010 amounted to $2,805 and $18,350 respectively, of which no deposits are covered by Federal Depository Insured Commission.  The Group has not experienced any losses in such accounts and believes it is not exposed to any risk on its cash in bank accounts.

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
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)  Treasury stock

Treasury stock consists of the Company’s own stock which has been issued, subsequently reacquired by the Company, and not yet reissued or cancelled. 15,700,000 common shares were reacquired and cancelled by the Company. The constructive retirement method was adopted that the aggregate par value of reacquired shares is charged to the common stock account.

(p)  Stock dividends and stock splits

Stock dividends represent neither an actual distribution of the assets of the Company nor a promise to distribute those assets. Stock dividend is not considered a legal liability or a taxable transaction.  The stock dividends have been processed by Financial Industry Regulatory Authority (“FINRA”) as a stock split of one-for-10.5 shares and therefore the Company will record this as stock split. The record date for this transaction was September 26, 2011 and the payable date was October 5, 2011. The Company will round-up fractional shares and the additional shares will be mailed out to shareholders of record. On October 5, 2011, the common stock was increased from 8,300,000 shares to 87,150,000 shares.

(q)  Earnings per share

Basic earnings per share, which includes no dilution, is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. In contrast, diluted earnings per share consider the potential dilution that could occur from other financial increase the total number of outstanding shares of common stock.

(r)  Recently implemented standards

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The deferral in ASU 2011-01 is effective January 19, 2011 (date of issuance).

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to provide guidance about how health insurers should recognize and classify in their income statements fees mandated by the "Patient Protection and Affordable Care Act," as amended by the "Health Care and Education Reconciliation Act." ASU 2011-06 represents a consensus of the EITF on Issue No. 10-H, “Fees Paid to the Federal Government by Health Insurers.” ASU 2011-06 requires that the liability for the fee be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.

ASU 2011-06 is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

In July 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU represents a consensus of the EITF on Issue No. 09-H, “Health Care Entities: Presentation and Disclosure of Net Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts.” The amendments in this ASU require certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, the amendments in this ASU are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this ASU should be provided for the period of adoption and subsequent reporting periods.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 applies to nongovernmental entities that participate in multiemployer plans. For public entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. For nonpublic entities, ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2012. Early adoption is permissible for both public and nonpublic entities. ASU 2011-09 should be applied retrospectively for all prior periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the  Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

4.     CONCENTRATIONS OF CREDIT RISK AND  MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consists of cash and trade receivables as of December 31, 2011 and 2010. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2011 and 2010, the Group’s bank deposits were placed with banks in Hong Kong and the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the twelve months ended December 31, 2011 and 2010, the Group did not generate any revenue and as of December 31, 2011 there was no additional trade receivable.

The maximum amount of loss due to credit risk that the Group would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Group does not obtain collateral from customers or debtors.

As at December 31, 2011 and 2010, no customer accounted for 10% of the Group’s revenue and trade receivables.

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

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

7.     PROPERTY, PLANT AND  EQUIPMENT, NET

Details of property, plant and equipment are as follows:

	December 31, 2011	December 31, 2010
At cost
Office equipment	$-	$5,183
Less: accumulated depreciation	-	(1,807)

	$-	$3,376
Deconsolidation adjustment	-	(3,376)
	-	-

Depreciation expense included in the general and administrative expenses for the twelve months ended December 31, 2011 and 2010 were nil and $764 respectively.

8.     AMOUNT DUE TO A DIRECTOR

Amount due to a director is unsecured, interest-free, and repayable on demand.

9.     LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	For the twelve months ended December 31,
	2011	2010
Loss:
Loss for the purpose of basic and
dilutive earnings per share	$(89,311)	$(475,642)

Loss per share – Basic and Diluted	$(0.0024)	$(0.0198)
Number of shares:

Weighted average number of
common stock for the purpose of basic
and dilutive earnings per share	37,546,712	24,000,000

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

11.   INCOME TAXES

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

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	For the twelve months ended December 31
	2011	2010

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	25%	25%

Provision for income tax	25%	25%

(b)	PRC EIT rate was 25% for the twelve months ended December 31, 2011 and 2010.

No income before income taxes for the twelve months ended December 31, 2011 and 2010 were attributed to the subsidiary with operations in China. No income taxes related to China income for the twelve months ended December 31, 2011 and 2010.

(c)	No deferred tax has been provided as there are no material temporary differences arising for the twelve months ended December 31, 2011 and 2010.

The Company did not have any interest and penalty recognized in the income statements for the twelve months ended December 31, 2011 and 2010 or balance sheet as of December 31, 2011 and 2010. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months. The Company’s 2009, 2010 and 2011 U.S. Corporation Income Tax Return are subject to U.S. Internal Revenue Service examination and the Company’s, 2009/2010, 2010/11 and 2011/12  Hong Kong Corporations Profits Tax Return filing are subject to Hong Kong Inland Revenue Department examination. The Company’s 2008, 2009, 2010 and 2011 China Enterprise Income Tax Returns are subject to State Administration of Taxation examination.

JINMIMI NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Stated in US Dollars)(Audited)

12.  COMMON STOCK

The Company declared a stock dividend of 9.5 shares for each share of common stock on September 26, 2011 and executed on October 5, 2011. The company will round-up fractional shares and the additional shares will be mailed out to shareholders of record.

On November 3, 2011, the Company’s two controlling shareholders, Liu Changze and Li Xi, sold their shares to Brian Cohen and then Brian Cohen is representing 51.8% of the Company’s interest and appointed as a new director of the Company.

13.  SUBSEQUENT EVENTS

On March 6, 2012, the Company offered and sold 500,000 shares of common stock of the Company at a purchase price of $0.50 per share, for aggregate proceeds of $250,000.

The Company has evaluated all other subsequent events through April 16, 2012 except aforementioned subsequent event, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.