Form 10-K/A
period 2011-12-31
Jinmimi Network Inc
filed 2012-04-18
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K /A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

EXPLANATORY NOTE

This amendment is being filed to correct the net operating loss in the Statement of Operations for the year ended 12/31/10 and the note related to per share earnings.

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

See accompanying notes to consolidated financial statements

JINMIMI NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO DECEMBER 31,2011
(Stated in US Dollars)(Audited)

		Twelve months ended December 31			For the period from November 13 2008 (inception) to December 31,
		2011	2010		2011
	Note
Net revenues		$-		$-	$4,785
Cost of net revenues		-		-	(5,841)

Gross profit		$-		$-	$(1,056)
Operating expenses:
General and administrative		(75,088)		(129,810)	(342,380)

Operating loss		$(75,088)	$	(129,810)	$(343,436)
Net investment income		-		5,287	5,287
Other expense		-		(82,113)	(82,113)
Interest income		-		20	7,875
Loss on deconsolidation		(14,223)		(287,483)	(301,706)

Loss before income taxes		$(89,311)	$	(494,099)	$(714,093)
Income taxes	11	-		-	-

Net loss		$(89,311)	$	(494,099)	$(714,093)
Foreign currency translation adjustment		571		2,693	3,565

Comprehensive loss		$(88,740)	$	(491,406)	$(710,528)

Net loss per share:
-Basic and diluted	9	$(0.0024)	$	(0.0205)	$(0.0254)

Weighted average number of common stock
-Basic and diluted	9	37,546,712		24,000,000	28,154,462

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

9.     LOSS PER SHARE

The calculation of the basic and diluted loss per share attributable to the common stock holders is based on the following data:

	For the twelve months ended December 31,
	2011	2010
Loss:
Loss for the purpose of basic and
dilutive earnings per share	$(89,311)	$	(494,099)

Loss per share – Basic and Diluted	$(0.0024)	$	(0.0205)

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