Form 10-Q
period 2012-03-31
One2one Living Corp
filed 2012-05-18
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to___________________________

333-156950
Commission File Number

ONE2ONE LIVING CORPORARION
(Exact name of registrant as specified in it’s charter)

Nevada	20-4281128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 S. Hiawassee Road Suite 4640
Orlando FL 32835
 (Address of principal executive offices)

+ 416 889-8276
(Registrant’s telephone number, including area code)

Jinmimi Network Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 20: 87,650,000 shares.

TABLE of CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
		(audited)
ASSETS

CURRENT ASSETS
Cash	$19,188	$163
Subscription receivables	2,000	2,000
Prepaid expenses	14,352	14,352
Promissory note and accrued Interest (Note 5)	200,526	-

TOTAL CURRENT ASSETS	$236,066	$16,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,801	$8,000
Due to related party (Note 4)	29,500	29,500

TOTAL CURRENT LIABILITIES	36,301	37,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 10)
Authorized 10,000,000 shares of preferred stock, $0.0001 par value (none issued)
100,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
87,650,000 shares of common stock (December 31, 2011 –87,150,00)	8,765	8,715
Additional paid-in capital	930,778	680,828
Deficit accumulated during the development stage	(743,343)	(714,093)
Accumulated other comprehensive income	3,565	3,565

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	199,765	(20,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$236,066	$16,515

The accompanying notes are an integral part of these financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31, 2012	Three Months ended March 31, 2011	November 27, 2006 (inception) to March 31, 2012

REVENUES
Net Revenues	$-	$-	$4,785
Cost of net revenues	-	-	(5,841)
GROSS PROFIT	$-	$-	$(1,056)

OPERATING EXPENSES
General and administrative	(29,776)	(14,277)	(372,156)

TOTAL OPERATING LOSS	$(29,776)	$(14,277)	$(373,212)

Net investment income	-	-	5,287
Other expense	-	-	(82,113)
Interest income	526	-	8,401
Loss on deconsolidation	-	-	(301,706)

LOSS BEFORE INCOME TAXES	$(29,250)	$(14,277)	$(743,343)
Income taxes	-	-	-

NET LOSS	$(29,250)	$(14,277)	$(743,343)

Foreign currency translation adjustment	-	92	3,565

COMPREHENSIVE LOSS	$(29,250)	$(14,185)	$(739,778)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	87,292,857	24,000,000

The accompanying notes are an integral part of these financial statements.

ONE2ONE LVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO MARCH 31, 2012
(Unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid-In- Capital	Stock dividend	Accumulated deficit	Accumulated other comprehensive income	Total
Common shares issued	20,000,000	$2,000	$-	$-	$-	$-	$2,000

Balance December 31, 2008	20,000,000	2,000	-	-	-	-	2,000

Issuance of common stock	4,000,000	400	99,600	-	-	-	100,000

Net loss	-	-	-	-	(130,683)	-	(130,683)
Foreign currency – translation adjustment	-	-	-	-	-	301	301
Balance, December 31, 2009	24,000,000	2,400	99,600	-	(130,683)	301	(28,382)

Shareholders contribution	-	-	587,543	-	-	-	587,543

Net loss	-	-	-	-	(494,099)	-	(494,099)
Foreign currency – translation adjustment	-	-	-	-	-	2,693	2,693
Balance, December 31, 2010	24,000,000	2,400	687,143	-	(624,782)	2,994	67,755

Cancellation of Shares August 31, 2011	(15,700,000)	(1,570)	1,570	-	-	-	-

Stock Split Provision	-	-	(7,885)	7,885	-	-	-

Stock Payable – October 5, 2011	78,850,000	7,885	-	(7,885)	-	-	-

Net loss	-	-	-	-	(89,311)	-	(89,311)
Foreign currency- translation adjustment	-	-	-	-	-	571	571
Balance, December 31, 2011	87,150,000	8,714	680,828	-	(714,093)	3,564	(20,985)

Issuance of common shares	500,000	50	249,950	-	-	-	250,000

Net loss	-	-	-	-	(29,250)	-	(29,250)

Balance, March 31, 2012	87,150,000	$8,764	$930,778	$-	$(743,343)	$3,564	$199,765

The accompanying notes are an integral part of these financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	From November 27, 2006 (date of inception) to March 31, 2012
OPERATING ACTIVITIES
Net loss for the period	$(29,250)	$(14,277)	$(743,343)
Depreciation		-	1,656
Sale of plant and equipment		-	4,069
Good will		-	187,081
Additional paid in capital		-	587,543
Amount due to shareholder		-	(220,084)
Other payables	-	15,834	(220,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Amount due from a director	-	-	(5,119)
Amount due to a director			29,500
Rental deposits	-	-	277
Accrued interest	(526)	-	(526)
Prepaid expenses	-	7,755	(14,343)
Accruals	(1,199)	(9,388)	20,683
Other loans	-	-	146,753

NET CASH USED IN OPERATING ACTIVITIES	(30,975)	76	(226,840)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	-	(52,814)
Promissory Note	(200,000)	-	(200,000)
Purchases of trading activities	-	-	(1,840)

NET CASH USED IN INVESTING ACTIVITIES	(200,000)	-	(254,654)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	250,000	-	350,000
Proceeds from related parties	-	-	145,877

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	-	495,877
NET INCREASE (DECREASE) IN CASH	19,025	76	14,383

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	-	(17)	4,805

CASH, BEGINNING	163	18,350	-

CASH, ENDING	$19,188	$18,257	$19,188

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

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

Subsequent to the period, effective May 14, 2012, the Company changes its name to One2One Living Corporation and increased its authorized capital from 10,000,000 preferred shares to 50,000,000 preferred shares and 100,000,000 common shares to 300,000,000 common shares.

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

For the three months then ended March 31, 2012, the Company since inception has generated virtual no revenues and has incurred an accumulated deficit $743,343. As of March 31, 2012, its current assets exceed its current liabilities by $199,765, which may not be sufficient to pay for the operating expenses in next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(a)  Basis of Presentation (continued)

Unaudited Financial Statements (continued)

information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(b)  Method of accounting

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

 (c)  Principles of consolidation

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

Subsidiary

The Company consolidates its wholly owned subsidiaries, Active Choice Limited, Chuangding Investment Consultant (Shenzhen) Co., Ltd as of December 31, 2010. The management determined to write-off these two subsidiaries and closed down their business as of December 31, 2011. The deemed variable interest entity was deconsolidated on September 16, 2010 in accordance with termination agreement. The following sets forth information about the wholly owned subsidiaries:

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)  Principles of consolidation (continued)

Subsidiary (continued)

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

(d)  Use of estimates

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

(g)  Accounting for the impairment of long-lived assets

The Group periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review, pursuant to the guidelines established in ASC No. 360, “Property, Plant and Equipment”. The carrying value of a long-lived asset is considered

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)  Accounting for the impairment of long-lived assets (continued)

impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.  In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC. There were no Foreign currency translation costs for the three month period ended March 31, 2012.

(i)  Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of twelve months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. Since the management closed down the subsidiaries in Hong Kong and the PRC, the cash balance of the subsidiaries has been written off as a loss.

 (j)  Leases

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the twelve months end December 31, 2011 and 2010 were nil and $7,885 respectively. There were no operating lease rental payments as of March 31, 2012.

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)  Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the twelve months ended December 31, 2011 and 2010 were nil and $2,756 respectively. No Advertising expenses during the three month period ended March 31, 2012.

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

(n)  Treasury stock

Treasury stock consists of the Company’s own stock which has been issued, subsequently reacquired by the Company, and not yet reissued or cancelled. 15,700,000 common shares were reacquired and cancelled by the Company. The constructive retirement method was adopted that the aggregate par value of reacquired shares is charged to the common stock account.

(o)  Stock dividends and stock splits

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

(p)  Earnings per share

Basic earnings per share, which includes no dilution, is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. In contrast, diluted earnings per share consider the potential dilution that could occur from other financial increase the total number of outstanding shares of common stock.

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(q)  Recently implemented standards

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

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 is intended to simplify how entities, both public and non-public, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification.  ASU No. 2011-10 is intended to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For non-public entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.

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

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the  Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Non-public entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.

4.        AMOUNT DUE FROM A DIRECTOR –RELATED PARTY

Amount due from a director is unsecured, interest-free, and repayable on demand.

5.        PROMISSORY NOTE

The Company advanced $200,000 by way of a promissory note to a third party on March 8, 2012 with a maturity date of March 8, 2013.  The Amount is unsecured, with an interest rate of 4%. As of March 31, 2012 the promissory note has accrued $526 in interest.

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

7.         AMOUNT DUE TO A DIRECTOR

Amount due to a director is unsecured, interest-free, and repayable on demand.

8.         FAIR VALUE OF FINANCIAL INSTRUMENTS

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

9.         INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of March 31, 2012 the Company had net operating loss carry forwards of approximately $743,343 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which March arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

 10.     CAPITAL STOCK

In November 2008 the Company issued 20,000,000 founder shares of common stock at a purchase price of $0.0001 per share with aggregate proceeds of $2,000.

In January 2009 the Company issued 4,000,000 shares to 40 shareholders of common stock at $0.025 per share with aggregate proceeds of $100,000.

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

Subsequent to the period on May 14, 2012 the Company increase total authorized share capital on Preferred Stock from 10,000,000 to 50,000,000 and on Common Stock from 100,000,000 to 300,000,000.  Par value of $0.0001 remains unchanged.

11.      SUBSEQUENT EVENTS

Subsequent to the period, effective May 14, 2012, the Company changes its name to One2One Living Corporation and increased its authorized capital from 10,000,000 preferred shares to 50,000,000 preferred shares and 100,000,000 common shares to 300,000,000 common shares. Par value of $0.0001 remains unchanged.

The Company has evaluated all other subsequent events through May 18, 2012 except aforementioned subsequent event, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of Our Performance and Operations

We were incorporated under the laws of the State of Nevada in November 2008. Jinmimi Network Inc. was formed to become an online media company and information service provider in the People’s Republic of China. The Company plans to specialize in providing online financial, listed company data and information in China. It plans to offer registered-based services on a single information platform that provide financial data and information that the Company plans to deliver through online forums. The Company’s planned service offerings will enable users to post and search financial information on its forum.

Our service offerings were intended permit users to post and search financial information on the forum – Jinmimi Financial Forum.  Jinmimi Financial Forum is divided into six (6) sub-forums: Stock Market Information, Mutual Funds Information, Bonds Market Information, Commodities & Futures Information, Foreign Currencies Information, and Our Life Section.  After the termination of the long-term management consultancy agreement, the Company has been committed to carry out its core business by providing project investment consulting focus on preliminary research. The consulting services are based on customer requirement which involves investment value analysis, market risk analysis, business plan design, project financing proposal, and project data analysis. All the researches are derived from objective, comprehensive and scientific analysis, market risk study, enterprises sensitivity analysis, commercial operates, capital raising possibility, investment value and other aspects that would help reduce the investment risk and improve capital efficiency.

Because the Company generated minimal revenues from its consulting services in Mainland China, the Company is now focused on providing consulting services that help introduce clients to solutions that will bring their business to the next level of success. By understanding our client’s business, we will translate needs and wants into a technology solution that is relevant to the business and one that our clients can understand. We strive to un-complicate the world of technology and to help clients achieve a higher level of success and gain a competitive advantage.

Results of Operations

For the period from inception through March 31, 2012, we had no revenue. Expenses for the three months ended March 31, 2012 totaled $29,776 as compared to expenses of $14,277 for the three months ended March 31, 2011 resulting in a Net loss of $29,250 for the three months ended March 31, 2012. The operating loss for the three months ended March 31, 2012 is a result of Interest income of $526 less General and administrative expenses in the amount of $$29,276 as compared to nil Interest income for the three months ended December 31, 2011 and General and administrative expense for the three months ended December 31, 2011in the amount of $14,277.

Capital Resources and Liquidity

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

For the three months then ended March 31, 2012, the Company since inception has generated virtual no revenues and has incurred an accumulated deficit $743,343. As of March 31, 2012, its current assets exceed its current liabilities by $199,765, which may not be sufficient to pay for the operating expenses in next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

As of March 31, 2012, we had $19,188 in cash, Subscription receivables of $2,000, prepaid expenses of  $14,352 and a Promissory note and accrued interest of $200,526 totaling $2236,066 in assets as compared to $5,640 in total assets at March 31, 2011.

We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

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

Changes in internal control over financial reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*      Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JINMIMI NETWORK INC.

Date: May 18, 2012	By:	/s/ Brian Cohen
Brian Cohen
President, CEO and CFO, Chairman of the Board of Directors