Form 10-Q
period 2012-06-30
One2one Living Corp
filed 2012-08-14
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to__________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2012: 87,650,000 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012
(Unaudited)

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
		(audited)
ASSETS

CURRENT ASSETS
Cash	$7,234	$163
Subscription receivables	2,000	2,000
Prepaid expenses	14,352	14,352
Promissory note and accrued Interest (Note 5)	202,521	-

TOTAL CURRENT ASSETS	$226,107	$16,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,586	$8,000
Due to related party (Note 4)	29,500	29,500

TOTAL CURRENT LIABILITIES	37,086	37,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 10)
Authorized 50,000,000 shares of preferred stock, $0.0001 par value (none issued)
300,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
87,650,000 shares of common stock (December 31, 2011 –87,150,00)	8,765	8,715
Additional paid-in capital	930,778	680,828
Deficit accumulated during the development stage	(754,087)	(714,093)
Accumulated other comprehensive income	3,565	3,565

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	189,021	(20,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$226,107	$16,515

The accompanying notes are an integral part of these financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		November 27, 2006 (inception) to June 30,
	2012	2011	2012	2011	2012

REVENUES
Net revenues	$-	$-	$-	$-	$4,785
Cost of net revenues	-	-	-	-	$(5,841)

GROSS PROFIT	$-	$-	$-	$-	$(1,056)

OPERATING EXPENSES
General and administration	(12,738)	(10,267)	(42,514	(24,544)	(384,894)

TOTAL OPERATING LOSS	$(12,738)	$(10,267)	$(42,514)	$(24,544)	$(385,950)

Net investment loss	-	-	-	-	5,287
Other expense	-	-	-	-	(82,113)
Interest income	1,994	-	2,520	-	10,395
Loss on deconsolidation	-	-	-	-	(301,706)

LOSS BEFORE INCOME TAXES	(10,744)	(10,267)	(39,994)	(24,544)	(754,087)
Income taxes	-	-	-	-	-

NET LOSS	(10,744)	(10,267)	(39,994)	(24,544)	(754,087)

Foreign currency translation adjustment	-	180	-	272	3,565

COMPREHENSIVE LOSS	$(10,744)	$(10,087)	$(39,994)	$(24,272)	$(750,522)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	87,650,000	24,000,000	87,650,000	24,000,000

The accompanying notes are an integral part of these financial statements.

ONE2ONE LVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO JUNE 30, 2012
(Unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid-In- Capital	Stock dividend	Accumulated deficit	Accumulated other comprehensive income	Total
Common shares issued	20,000,000	$2,000	$-	$-	$-	$-	$2,000
Balance December 31, 2008	20,000,000	2,000	-	-	-	-	2,000

Issuance of common stock	4,000,000	400	99,600	-	-	-	100,000

Net loss	-	-	-	-	(130,683)	-	(130,683)
Foreign currency – translation adjustment	-	-	-	-	-	301	301
Balance, December 31, 2009	24,000,000	2,400	99,600	-	(130,683)	301	(28,382)

Shareholders contribution	-	-	587,543	-	-	-	587,543
Net loss	-	-	-	-	(494,099)	-	(494,099
Foreign currency – translation adjustment	-	-	-	-	-	2,693	2,693
Balance, December 31, 2010	24,000,000	2,400	687,143	-	(624,782)	2,994	67,755
Cancellation of Shares August 31, 2011	(15,700,000)	(1,570)	1,570	-	-	-	-

Stock Split Provision	-	-	(7,885)	7,885	-	-	-

Stock Payable – October 5, 2011	78,850,000	7,885	-	(7,885)	-	-	-
Net loss	-	-	-	-	(89,311)	-	(89,311)
Foreign currency- translation adjustment	-	-	-	-	-	571	571
Balance, December 31, 2011	87,150,000	8,714	680,828	-	(714,093)	3,564	(20,985)

Issuance of common shares	500,000	50	249,950	-	-	-	250,000

Net loss	-	-	-	-	(39,994)	-	(39,994)

Balance, June 30, 2012	87,650,000	$8,764	$930,778	$-	$(754,087)	$3,564	$189,021

The accompanying notes are an integral part of these financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011	From November 27, 2006 (date of inception) to June 30, 2012
OPERATING ACTIVITIES
Net loss for the period	$(39,994)	$(24,544)	$(754,087)
Depreciation		-	1,656
Sale of plant and equipment		-	4,069
Good will		-	187,081
Additional paid in capital		-	587,543
Amount due to shareholder		-	(220,084)
Other payables	-	21,719	(220,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Amount due from a director	-	-	(5,119)
Amount due to a director			29,500
Rental deposits	-	-	277
Accrued interest	(2,520)	-	(2,520)
Prepaid expenses	-	15,509	(14,343)
Accruals	(415)	(12,484)	21,467
Other loans	-	-	146,753

NET CASH USED IN OPERATING ACTIVITIES	(42,929)	200	(238,794)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	-	(52,814)
Promissory Note	(200,000)	-	(200,000)
Purchases of trading activities	-	-	(1,840)

NET CASH USED IN INVESTING ACTIVITIES	(200,000)	-	(254,654)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	250,000	-	350,000
Proceeds from related parties	-	-	145,877

NET CASH PROVIDED BY FINANCING ACTIVITIES	250,000	-	495,877
NET INCREASE (DECREASE) IN CASH	7,071	200	2,429

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	-	(67)	4,805

CASH, BEGINNING	163	18,350	-

CASH, ENDING	$7,234	$18,483	$7,234
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$2	$7, 875

Income taxes	$-	$-	$-

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

For the six months then ended June 30, 2012, the Company since inception has generated virtual no revenues and has incurred an accumulated deficit $754,087. As of June 30, 2012, its current assets exceed its current liabilities by $189,021 which may not be sufficient to pay for the operating expenses in next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

Unaudited Financial Statements (continued)

information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.  In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC. There were no foreign currency translation costs for the six month period ended June 30, 2012.

(i)   Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of twelve months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. Since the management closed down the subsidiaries in Hong Kong and the PRC, the cash balance of the subsidiaries has been written off as a loss.

 (j)  Leases

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the twelve months end December 31, 2011 and 2010 were nil and $7,885 respectively. There were no operating lease rental payments as of June 30, 2012.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)  Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the twelve months ended December 31, 2011 and 2010 were nil and $2,756 respectively. No Advertising expenses during the six month period ended June 30, 2012.

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

4.         AMOUNT DUE FROM A DIRECTOR –RELATED PARTY

Amount due from a director is unsecured, interest-free, and repayable on demand. As of June 30, 2012 the amount outstanding is $29,500.

5.         PROMISSORY NOTE

The Company advanced $200,000 by way of a promissory note to a third party on March 8, 2012 with a maturity date of March 8, 2013.  The Amount is unsecured, with an interest rate of 4%. As of June 30, 2012 the promissory note has accrued $2,520 in interest.

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

9.         INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of June 30, 2012 the Company had net operating loss carry forwards of approximately $754,087 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which March arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

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

11.       SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through July 31, 2012 except aforementioned subsequent event, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Results of Operations

For the period from inception through June 30, 2012, we had $4,785 in revenue. Interest income for the three months ended June 30, 2012 was $1,994 compared to Interest income of nil for the three months ended June 30, 2011.Expenses for the three months ended June 30, 2012 totaled $12,738 as compared to expenses of $10,267 for the three months ended June 30, 2011 resulting in a Net loss of $10,744 for the three months ended March 31, 2012 as compared to a Net Loss of $10,267 for the three months ended June 30, 2011. The operating loss for the three months ended March 31, 2012 is a result of Interest income of $1,994 less General and administrative expenses in the amount of $$12,738 as compared to nil Interest income for the three months ended June 30, 2011 and General and administrative expense for the three months ended June 30, 2011in the amount of $10,267.

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

For the three months then ended June 30, 2012, the Company since inception has generated minimal revenues and has incurred an accumulated deficit $754,087. As of June 30, 2012, its current assets exceed its current liabilities by $189,021, which may not be sufficient to pay for the operating expenses in next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

As of June 30, 2012, we had $7,234 in cash, Subscription receivables of $2,000, prepaid expenses of  $14,352 and a Promissory note and accrued interest of $202,521 totaling $226,107 in assets as compared to $16,515 in total assets at December 31, 2011.

We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

One2One Living Corporation

Date: August 14, 2012	By:	/s/ Brian Cohen
Brian Cohen
President, CEO and CFO, Chairman of the Board of Directors