Form 10-Q/A
period 2012-06-30
One2one Living Corp
filed 2012-08-30
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q/A
Amendment No. 1

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to________________________________________________

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

Explanatory Note

ONE2ONE LIVING CORPORARION (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.      Exhibits

Exhibit Number	Exhibit Title
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012.
** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

One2One Living Corporation

Date: August 29, 2012	By:	/s/ Brian Cohen
Brian Cohen
President, CEO and CFO, Chairman of the Board of Directors