Form 10-Q
period 2012-09-30
One2one Living Corp
filed 2012-11-19
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to___________________________

333-156950
Commission File Number

ONE2ONE LIVING CORPORATION
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
☒ yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ yes      ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012
(Unaudited)

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
		(audited)
ASSETS

CURRENT ASSETS
Cash	$39,204	$163
Subscription receivables	2,000	2,000
Prepaid expenses	-	14,352
Promissory note and accrued Interest (Note 5)	395,968	-

TOTAL CURRENT ASSETS	$437,172	$16,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,067	$8,000
Due to related party (Note 4)	33,362	29,500

TOTAL CURRENT LIABILITIES	40,429	37,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 10)
Authorized 50,000,000 shares of preferred stock, $0.0001 par value (none issued)
300,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
87,650,000 shares of common stock (December 31, 2011 –87,150,00)	8,765	8,715
Additional paid-in capital	930,778	680,828
Shares Subscribed	260,000
Deficit accumulated during the development stage	(806,365)	(714,093)
Accumulated other comprehensive income	3,565	3,565

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	396,743	(20,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$437,172	$16,515

The accompanying notes are an integral part of these financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		November 13, 2008 (inception) to September 30,
	2012	2011	2012	2011	2012

REVENUES
Net revenues	$-	$-	$-	$-	$4,785
Cost of net revenues	-	-	-	-	$(5,841)

GROSS PROFIT	$-	$-	$-	$-	$(1,056)

OPERATING EXPENSES
General and administration	(5,874)	(26,476)	(42,388)	(51,020)	(384,769)
Marketing expense	(35,000)	-	(41,000)	-	(41,000)

TOTAL OPERATING LOSS	$(40,874)	$(26,476)	$(83,388)	$(51,020)	$(426,825)

Net investment loss	-	-	-	-	5,287
Other expense	(14,352)	-	(14,352)	-	(96,465)
Interest income	2,948	-	5,468	-	13,344
Loss on deconsolidation	-	-	-	-	(301,706)

LOSS BEFORE INCOME TAXES	(52,278)	(26,476)	(92,272)	(51,020)	(806,365)
Income taxes	-	-	-	-	-

NET LOSS	(52,278)	(26,476)	(92,272)	(51,020)	(806,365)

Foreign currency translation adjustment	-	153	-	425	3,565

COMPREHENSIVE LOSS	$(52,278)	$(26,323)	$(92,272)	$(50,595)	$(802,800)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	87,650,000	18,766,667	87,650,000	22,255,556

The accompanying notes are an integral part of these financial statements.

ONE2ONE LVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 13, 2008 (INCEPTION) TO SEPTEMBER 30, 2012
(Unaudited)

	Common Stock		Additional Paid-			Accumulated other
	Number of shares	Amount	In- Capital	Shares Subscribed	Accumulated deficit	comprehensive income	Total
Common shares issued	20,000,000	$2,000	$-	$-	$-	$-	$2,000
Balance December 31, 2008	20,000,000	2,000	-	-	-	-	2,000

Issuance of common stock	4,000,000	400	99,600	-	-	-	100,000

Net loss	-	-	-	-	(130,683)	-	(130,683)
Foreign currency – translation adjustment	-	-	-	-	-	301	301
Balance, December 31, 2009	24,000,000	2,400	99,600	-	(130,683)	301	(28,382)

Shareholders contribution	-	-	587,543	-	-	-	587,543
Net loss	-	-	-	-	(494,099)	-	(494,099
Foreign currency – translation adjustment	-	-	-	-	-	2,693	2,693
Balance, December 31, 2010	24,000,000	2,400	687,143	-	(624,782)	2,994	67,755
Cancellation of Shares August 31, 2011	(15,700,000)	(1,570)	1,570	-	-	-	-

Stock Payable – October 5, 2011	78,850,000	7,885	(7,885)	-	-	-	-
Net loss	-	-	-	-	(89,311)	-	(89,311)
Foreign currency- translation adjustment	-	-	-	-	-	571	571
Balance, December 31, 2011	87,150,000	8,715	680,828	-	(714,093)	3,564	(20,985)

Issuance of common shares	500,000	50	249,950	-	-	-	250,000

Subscription proceeds
Received (Note 9)	-	-	-	260,000	-	-	260,000

Net loss	-	-	-	-	(92,272)	-	(92,272)

Balance, September 30, 2012	87,650,000	$8,764	$930,778	$260,000	$(806,365)	$3,564	$396,743

The accompanying notes are an integral part of these financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	From November 13, 2008 (date of inception) to September 30, 2012
OPERATING ACTIVITIES
Net loss for the period	$(92,272)	$(51,020)	$(806,365)
Depreciation	-	-	1,656
Sale of plant and equipment	-	-	4,069
Good will	-	-	187,081
Additional paid in capital	-	-	587,543
Amount due to shareholder	-	-	(220,084)
Other payables	-	40,435	(220,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Amount due from a director	-	-	(5,119)
Amount due to a director	3,862		33,362
Rental deposits	-	-	277
Accrued interest	(5,468)	-	(5,468)
Prepaid expenses	14,352	23,264	-
Accruals	(933)	(12,384)	20,940
Other loans	-	-	146,753

NET CASH USED IN OPERATING ACTIVITIES	(80,459)	295	(276,324)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	-	(52,814)
Promissory Note	(390,500)	-	(390,500)
Purchases of trading activities	-	-	(1,840)

NET CASH USED IN INVESTING ACTIVITIES	(390,500)	-	(445,154)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	250,000	-	350,000
Shares subscribed	260,000		260,000
Proceeds from related parties	-	-	145,877

NET CASH PROVIDED BY FINANCING ACTIVITIES	510,000	-	755,877
NET INCREASE (DECREASE) IN CASH	39,041	295	34,399

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	-	(98)	4,805

CASH, BEGINNING	163	18,350	-

CASH, ENDING	$39,204	$18,547	$39,204

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$7, 875

Income taxes	$-	$-	$-

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

For the nine months then ended September 30, 2012, the Company since inception has generated virtual no revenues and has incurred an accumulated deficit $806,365. As of September 30, 2012, its current assets exceed its current liabilities by $396,743 which may not be sufficient to pay for the operating expenses in next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

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

Unaudited Financial Statements (continued)

information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.  In addition, the current foreign exchange control policies applicable in PRC also restrict the transfer of assets or dividends outside the PRC. There were no foreign currency translation costs for the six month period ended September 30, 2012.

(i)  Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of twelve months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. Since the management closed down the subsidiaries in Hong Kong and the PRC, the cash balance of the subsidiaries has been written off as a loss.

(j)  Leases

The Group did not have a lease that met the criteria of a capital lease. Leases that do not qualify as a capital lease are classified as an operating lease. Operating lease rental payments included in selling expenses for the twelve months end December 31, 2011 and 2010 were nil and $7,885 respectively. There were no operating lease rental payments as of September 30, 2012.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)   Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the general and administrative expense for the twelve months ended December 31, 2011 and 2010 were nil and $2,756 respectively. No Advertising expenses during the nine month period ended September 30, 2012.

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

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 is intended to simplify how entities, both public and non-public, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-
08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for non-public entities, have not yet been made available for issuance.

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

4.         AMOUNT DUE TO A DIRECTOR –RELATED PARTY

Amount due to a director is unsecured, interest-free, and repayable on demand. As of September 30, 2012 the amount outstanding is $33,362.

5.         PROMISSORY NOTE

During the nine month period ended September 30, 2012 the Company advanced $390,500 in loans.  Of the $390,500 loans outstanding, $375,000 ($200,000 due March 9, 2013, $100,000 due August 10, 2013, $50,000 due August 16, 2013 and $25,000 due September 14, 2013)  are fully secured by the assets of the Company and are for one year period and accrued interest rate of 4% per annual. Of the remaining outstanding loans $7,000 is unsecured, with an interest rate of 4% and is due on September 17, 2013, $8,500 is unsecured, with no interest rate and no fixed repayment date.

As of September 30, 2012 there were $390,500 in outstanding Promissory Notes and have accrued $5,468 in interest.

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

8.         INCOME TAXES

The Company has adopted the FASB for reporting purposed. As of September 30, 2012 the Company had net operating loss carry forwards of approximately $806,365 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which March arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

 9.        CAPITAL STOCK

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

9.         CAPITAL STOCK (continued)

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

During the period between August 8, 2012 and September 30, 2012, the Company received $260,000 towards a planned private placement of Units to be offered at $0.19 per unit with each unit consisting of one common share, for net proceeds to the Company of $260,000, total common shares to be issued 1,368,421.

10.      SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through November 12, 2012 except aforementioned subsequent event, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Results of Operations

For the period from inception through September 30, 2012, we had $4,785 in revenue. Expenses for the three months ended September 30, 2012 totaled $40,874 as compared to expenses of $26,476 for the three months ended September 30, 2011 resulting in a Net loss of $40,874 for the three months ended September 30, 2012 as compared to a Net Loss of $26,476 for the three months ended September 30, 2011. The operating loss for the three months ended September 30, 2012 is a result of  General and administrative expenses in the amount of $5,874 and Marketing expense of $35,000 as compared to General and administrative expense of $26,476 and Marketing expense of nil for  the three months ended September 30, 2011.

Expenses for the nine months ended September 30, 2012 totaled $83,388 as compared to expenses of $51,020 for the nine months ended September 30, 2011 resulting in a Net loss of $83,388 for the nine months ended September 30, 2012 as compared to a Net Loss of $51,020 for the nine months ended September 30, 2011. The operating loss for the nine months ended September 30, 2012 is a result of  General and administrative expenses in the amount of $42,388 and Marketing expense of $41,000 as compared to General and administrative expense of $51,020 and Marketing expense of nil for  the nine months ended September 30, 2011.

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

For the period ended September 30, 2012, the Company since inception has generated minimal revenues and has incurred an accumulated deficit $806,365. As of September 30, 2012, its current assets exceed its current liabilities by $396,743. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

As of September 30, 2012, we had $39,204 in cash, Subscription receivables of $2,000, prepaid expenses of  nil and a Promissory note and accrued interest of $395,968 totaling $437,172 in assets as compared to $16,515 in total assets at December 31, 2011.

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

One2One Living Corporation

Date: November 19, 2012	By:	/s/ Brian Cohen
Brian Cohen
President, CEO and CFO, Chairman of the Board of Directors