Form 10-Q
period 2013-03-31
One2one Living Corp
filed 2013-05-20
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-54024

ONE2ONE LIVING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3585 North Courtenay Parkway, Suite 5
Merritt Island, Florida 32953
(Address of principal executive offices, zip code)

(877) 407-9797
 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):	Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2013 and as of May 14, 2013, there were 50,000,000 shares of common stock, $0.0001 par value per share, outstanding, 100 shares of Series A Preferred Stock issued and outstanding, and 34,000,000 shares of Series B Preferred Stock issued and outstanding.

ONE2ONE LIVING CORPORATION
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of March 31, 2013 (unaudited) and the period from November 27, 2006 (Inception) through March 31, 2013 (unaudited)	4

		Statements of Operations for the three months ended March 31, 2013 and 2012, and the period from November 27, 2006 (Inception) to March 31, 2013 (unaudited).	5

		Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and the period from November 27, 2006 (Inception) through March 31, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

	Item 4.	Controls and Procedures.	24

Part II.	Other Information
	Item 1.	Legal Proceedings.	24

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
		.
	Item 3.	Defaults Upon Senior Securities.	24

	Item 4.	Mine Safety Disclosures.	24

	Item 5.	Other Information.	25

	Item 6.	Exhibits.	25

Signatures			26

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of One2One Living Corporation, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, the ability of the Company to grow its business in the dating and relationship services market, the ability of the Company to competitively price its services and products at a level to generate a profit, the ability of the Company to obtain the employees and personnel to successfully implement its plan of operation, other factors over which we have little or no control, and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$128	$453
Promissory note and accrued Interest (Note 6)	22,163	22,044

TOTAL CURRENT ASSETS	22,291	22,497

WEB DEVELOPMENT COSTS	298,316	298,316

TOTAL ASSETS	$320,607	$320,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,420	$3,831
Due to related party- Shareholder loan (Note 4)	33,362	33,362
Promissory notes - due to related parties (Note 5)	212,000	210,500
Accrued liabilities – related parties accrued interest	15,573	8,794
Corporate Credit Card	22,987	22,377

TOTAL CURRENT LIABILITIES	298,342	278,864

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 9)
Authorized 50,000,000 shares of preferred stock, $0.0001 par value
Issued and outstanding
100 shares of Preferred A Stock (December 31, 2011 – Nil)	0.00	0.00
34,000,000 shares of Preferred B Stock (December 31, 2011 – Nil)	3,400	3,400
300,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
45,500,000 shares of common stock (December 31, 2011 – 87,150,00)	4,550	4,550
Additional paid-in capital	1,027,899	1,027,899
Shares Subscribed	300,900	260,000
Deficit accumulated during the development stage	(1,318,049)	(1,257,465)
Accumulated other comprehensive income	3,565	3,565

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	22,265	41,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$320,607	$320,813

The accompanying notes are an integral part of these consolidated financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	November 27, 2006 (inception) to March 31, 2013

REVENUES
Net Revenues	$-	$-	$4,785
Cost of net revenues	-	-	(5,841)
GROSS PROFIT	$-	$-	$(1,056)

OPERATING EXPENSES
General and administrative	7,921	29,776	409,358
Consulting fees	1,500	-	203,223
Web development expenses	6,773	-	49,420
Management fees	17,135	-	17,135
Marketing expense	11,445	-	168,405
Professional fees	8,688	-	45,823

TOTAL OPERATING LOSS	$(53,462)	$(29,776)	$(894,420)

OTHER INCOME (EXPENSES)
Net investment income	-	-	5,287
Other expense	-	-	(98,465)
Interest income	228	526	4,846
Interest expense	(7,350)	-	(33,591)
Loss on deconsolidation	-	-	(301,706)

LOSS OTHER INCOME (EXPENSES)	$(7,122)	$526	$(423,629)

NET LOSS	$(60,584)	$(29,250)	$(1,318,049)

Foreign currency translation adjustment	-	-	3,565

COMPREHENSIVE LOSS	$(60,584)	$(29,250)	$(1,314,484)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	45,500,000	87,292,857

The accompanying notes are an integral part of these consolidated financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
 STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012	From November 13, 2008 (date of inception) to March 31, 2013
OPERATING ACTIVITIES
Net loss for the period	$(60,584)	$(29,250)	$(1,318,049)
Depreciation	-	-	1,656
Sale of plant and equipment	-	-	4,069
Good will	-	-	187,081
Additional paid in capital	-	-	587,543
Amount due to shareholder	-	-	(220,084)
Other payables	-	-	(220,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Amount due from a director	-	-	(5,119)
Amount due to a director	-	-	33,362
Rental deposits	-	-	277
Accrued interest	6,779	(526)	15,573
Prepaid expenses	-	-	-
Accruals/accounts payable	10,588	(1,199)	29,546
Other loans	-	-	146,753

NET CASH USED IN OPERATING ACTIVITIES	(43,217)	(30,975)	(758,375)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	-	(52,814)
Promissory Notes	-	(200,000)	(21,868)
Accrued Interest – Promissory Notes	(118)	-	(294)
Web development costs	-	-	(298,316)
Purchases of trading activities	-	-	(1,840)
NET CASH USED IN INVESTING ACTIVITIES	(118)	(200,000)	(375,132)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	250,000	444,906
Proceeds from Preferred A & B shares – Merger	-	-	3,400
Shares subscribed	40,900	-	300,900
Company Credit Card	610	-	22,987
Promissory Notes – related parties	1,500	-	210,500
Proceeds from related parties	-	-	145,877
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,010	250,000	1,130,070
NET INCREASE (DECREASE) IN CASH	325	19,025	(3,437)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	-	-	3,565
CASH, BEGINNING	453	163	-
CASH, ENDING	$128	$19,188	$128

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,779	$-	$15,573
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

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

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

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

For the three months ended March 31, 2013, the Company since inception has generated virtual no revenues and has incurred an accumulated deficit $1,318,049. As of March 31, 2013, its current assets were in deficit to its current liabilities by $276,051 which may not be sufficient to pay for the operating expenses in next 12 months. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012.  The unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Method of Accounting (continued)

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

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Group considers all highly liquid investments purchased with original maturities of twelve months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and the PRC. Since the management closed down the subsidiaries in Hong Kong and the PRC, the cash balance of the subsidiaries has been written off as a loss.

Marketing and Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the marketing expense for the three months ended  March 31, 2013 and year ended December 31, 2012  were$11,445 and $126,172  respectively.

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

The Company income tax rate for the three months ended March 31, 2013 and the year ended December 31, 2012 are 35%.

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

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

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

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently implemented standards (continued)

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

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently implemented standards (continued)

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

4.     AMOUNT DUE TO A FORMER DIRECTOR –RELATED PARTY

Amount due to a former director is unsecured, interest-free, and repayable on demand. As of March 31, 2013 the amount outstanding is $33,362.

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

During the year ended December 31, 2012 Company paid back $25,000 in loans and paid $17,300 in interest.  In addition the Company received $75,500 in new loans from related parties. During the three months period ended March 31, 2013 the Company paid back $9,000 in loan.  In addition the Company received $10,500 in new related party loans.  Of the $212,000 loans outstanding, $31,500 are unsecured, with no interest rate and no set repayment date, $150,000 are unsecured, with an interest rate of 15% ($100,000 due November 23, 2013 and $25,000 due December 1, 2013 and $25,000 December 16, 2013),  $20,000 is unsecured with an interest rate of 20% due on September 27, 2013,  and $10,500 is unsecured with an interest rate of 5% and is due on March 3, 2014.

As of March 31, 2013 there were $212,500 in outstanding related party loans and accrued interest of $15,573.

6.     PROMISSORY NOTES/LOANS - DUE FROM RELATED PARTY

During the year ended December, 2012 the Company advanced $21,868 in loans.  Of the $21,868 loans outstanding, $9,868 is unsecured, interest free and repayable on demand.  Of the remaining outstanding loan of $12,000 it is unsecured, with an interest rate of 4% and is due on September 17, 2013, and has accrued $294 in interest.

As of March 31, 2013 there were $21,868 in outstanding Promissory Notes/Loans and have accrued $294 in interest.

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

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

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

On January 18, 2013 the Company received $900 towards a planned private placement of Units to be offered at $0.024 per unit with each unit consisting of one common share, for net proceeds to the Company of $900, total common shares to be issued 37,500.

On February 2, 2013 the Company received $40,000 towards a planned private placement of Units to be offered at $0.20 per unit with each unit consisting of one common share, for net proceeds to the Company of $40,000, total common shares to be issued 200,000.

ONE2ONE LIVING CORPORATION (Formerly Jinmimi Network Inc.) (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS MARCH 31, 2013 (Unaudited)

9.     CAPITAL STOCK (continued)

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

10.   SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of One2One Living Corporation, a Nevada corporation (the “Company”), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2012 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54024; the “Form 10-K”), as filed with the Securities and Exchange Commission on April 16, 2013.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

T One2One Living Corporation (the “Company” or “we”) was incorporated in the State of Nevada on November 13, 2008 and has a fiscal year end of December 31.  We are a development stage Company.  Implementing our planned business operation is dependent on our ability to raise approximately $2,135,700.

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

Acquisition of One2One Living Corporation, a Florida corporation

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

In connection with the merger, Mary Spio agreed pursuant to a Lockup and Shareholder Agreement dated December 12, 2012, by and between the Company and Ms. Spio, not to sell, assign, transfer, pledge, hypothecate or otherwise dispose of or transfer any of the Series A Preferred Stock or Series B Preferred Stock, or their respective underlying shares of common stock, Ms. Spio received from the Company until June 12, 2013.

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

(e)
authorize or effect any transaction constituting a Liquidation Event (as defined in this subparagraph) under the Articles, or any other merger or consolidation of the Company or One2One Florida.  For purposes of the Lockup and Shareholder Agreement, a “Liquidation Event” shall mean: (1) the closing of the sale, transfer or other disposition of all or substantially all of the Company’s or One2One Florida’s assets (including an irrevocable or exclusive license with respect to all or substantially all of the Company’s or One2One Florida’s intellectual property); (2) the consummation of a merger, share exchange or consolidation with or into any other corporation, limited liability company or other entity, (3) authorize or effect any transaction liquidation, dissolution or winding up of the Company or One2One Florida, either voluntary or involuntary, provided , however , that none of the following shall be considered a Deemed Liquidation: (i) a merger effected exclusively for the purpose of changing the domicile of the Company or One2One Florida, or (ii) the Merger itself;

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

PLAN OF OPERATION

We are a development stage corporation which operates a dating and social networking website and have not yet generated or realized any revenues from our business. The next 12 months will be focused on continuing development of the One2One online and mobile application, marketing activities, adding additional staff for customer support, sales and marketing/partnerships, administrative and operations.

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

The Company believes it cannot presently satisfy its cash requirements from its cash reserves of $128 and plans on continuing asking for related-party loans to fund its immediate cash needs.  No related-party or other person has promised to make any loan or otherwise to provide funding to the Company.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

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

Marketing and Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the marketing expense for the three months ended  March 31, 2013 and year ended December 31, 2012  were$11,445 and $126,172  respectively.

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

The Company income tax rate for the three months ended March 31, 2013 and the year ended December 31, 2012 are 35%.

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

Results of Operations

Three-Month Periods Ended March 31, 2013 and 2012

We recorded no revenues for the three months and nine months ended March 31, 2013 and 2012.   From the period of November 27, 2006 (inception) to March 31, 2013, we recorded only $4,785 of revenues.

For the three months ending March 31, 2013, general and administrative expenses were $7,921, consulting fees were $1,500, web development expenses were $6,773, management fees were $17,135, marketing expense was $11,445 and professional fees were $8,688.   By comparison with the three months ending March 31, 2012, we incurred only general and administrative expenses, which were $29,776.

From the period of November 27, 2006 (inception) to March 31, 2013, we incurred operating expenses of $894,420, loss of other income (expenses) of $423,629, a net loss of $1,318,049, a foreign currency translation adjustment of $3,565, and a comprehensive loss of $1,314,484.

Liquidity and Capital Resources

At March 31, 2013, we had a cash balance of $128.   We must raise approximately $2,135,700, to complete our plan of operation for the next 12 months.  Additionally, we anticipate spending an additional $75,000 on general and administration expenses including fees payable in connection with complying with reporting obligations, and general administrative costs.   Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

ONE2ONE LIVING CORPORATION
(Name of Registrant)

Date: May 20, 2013	By:	/s/ Mary Spio
		Name:	Mary Spio
		Title:	President and Chief Executive Officer, Secretary, Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

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