Form 10-K/A
period 2012-12-31
One2one Living Corp
filed 2013-08-01
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No.1 To
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

Explanatory Note:  The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of One2One Living Corporation, a Nevada corporation (the “Company”), is to indicate on the facing sheet hereof that the Company is required to file reports pursuant to Section 13 or 15(d) of the Act.

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

ONE2ONE LIVING CORPORATION
(Name of Registrant)

Date: August 1, 2013	By:	/s/ Mary Spio
		Name:	Mary Spio
		Title:	President and Chief Executive Officer, Secretary, Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

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