Form 10-Q
period 2013-06-30
One2one Living Corp
filed 2013-08-19
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2013 and as of May 14, 2013, there were 50,000,000 shares of common stock, $0.0001 par value per share, outstanding, 100 shares of Series A Preferred Stock, $0.0001 par value per share, issued and outstanding, and 34,000,000 shares of Series B Preferred Stock, $0.0001 par value per share, issued and outstanding.

ONE2ONE LIVING CORPORATION
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of June 30, 2013 (unaudited) December 31, 2012 (audited).	7

		Statements of Operations for the three and six months ended June 30, 2013 and 2012, and the period from November 13, 2008 (Inception) to June 30, 2013 (unaudited).	8

		Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and the period from November 13, 2008 (Inception) through June 30, 2013 (unaudited).	9

		Notes to Financial Statements (unaudited).	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28

	Item 4.	Controls and Procedures.	28

Part II.	Other Information
	Item 1.	Legal Proceedings.	29

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29

	Item 3.	Defaults Upon Senior Securities.	29

	Item 4.	Mine Safety Disclosures.	29

	Item 5.	Other Information.	29

	Item 6.	Exhibits.	29

Signatures			30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2013
(Unaudited)

BALANCE SHEETS	7

STATEMENTS OF OPERATIONS	8

STATEMENTS OF CASHFLOWS	9

NOTES TO FINANCIAL STATEMENTS	10 to 19

E2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$30,712	$453
Promissory note and accrued Interest (Note 7)	22,282	22,044

TOTAL CURRENT ASSETS	52,994	22,497

WEB DEVELOPMENT COSTS	343,660	298,316

TOTAL ASSETS	$396,654	$320,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,330	$3,831
Due to related party- Shareholder loan (Note 4)	33,362	33,362
Promissory notes - due to related parties (Note 5)	204,500	210,500
Accrued liabilities – related parties accrued interest	20,634	8,794
Corporate Credit Card	19,985	22,377

TOTAL CURRENT LIABILITIES	288,811	278,864

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 9)
Authorized 50,000,000 shares of preferred stock, $0.0001 par value
Issued and outstanding
100 shares of Preferred A Stock (December 31, 2011 – Nil)	0.00	0.00
34,000,000 shares of Preferred B Stock (December 31, 2011 – Nil)	3,400	3,400
300,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
48,537,500 shares of common stock (December 31, 2011 –87,150,00)	4,853	4,550
Additional paid-in capital	1,513,595	1,027,899
Shares Subscribed	423,000	260,000
Deficit accumulated during the development stage	(1,840,570)	(1,257,465)
Accumulated other comprehensive income	3,565	3,565

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	107,843	41,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$396,654	$320,813

The accompanying notes are an integral part of these consolidated financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		November 13, 2008 (inception) to
	2013	2012	2013	2012	June 30, 2013

REVENUES
Net revenues	$-	$-	$-	$-	$4,785
Cost of net revenues	-	-	-	-	$(5,841)
GROSS PROFIT	$-	$-	$-	$-	$(1,056)

OPERATING EXPENSES
General and administration	14,288	(12,738)	22,208	(42,514)	423,646
Consulting fees	12,486	-	13,986	-	215,709
Web development costs	14,922	-	21,695	-	64,342
Management fees	33,500	-	50,635	-	50,635
Marketing expense	20,666	-	32,112	-	189,071
Professional fees	7,950	-	16,638	-	53,773

TOTAL OPERATING LOSS	$(103,812)	$(12,738)	$(157,274)	$(42,514)	$(998,232)

OTHER INCOME (EXPENSES)
Net investment loss	-	-	-	-	5,287
Other expense	-	-	-	-	(98,465)
Other income	194	-	303	-	303
Interest income	119	1,994	238	2,520	4,856
Interest expense	(8,922)	-	(16,272)	-	(42,513)
Finance cost	(410,100)	-	(410,100)	-	(410,100)
Loss on deconsolidation	-	-	-	-	(301,706)

LOSS BEFORE INCOME	(418,709)	1,994	(425,831)	2,520	(842,338)

NET LOSS	$(522,521)	$(10,744)	$(583,105)	$(39,994)	$(1,840,570)

Foreign currency translation adjustment	-	-	-	-	3,565

COMPREHENSIVE LOSS	$(522,521)	$(10,744)	$(583,105)	$(39,994)	$(1,837,005)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	46,223,214	87,650,000	45,863,605	87,650,000

  The accompanying notes are an integral part of these financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
 STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012	From November 13, 2008 (date of inception) to June 30, 2013
OPERATING ACTIVITIES
Net loss for the period	$(583,105)	$(39,994)	$(1840,570)
Depreciation	-	-	1,656
Sale of plant and equipment	-	-	4,069
Good will	-	-	187,081
Additional paid in capital	-	-	587,543
Amount due to shareholder	-	-	(220,084)
Other payables	-	-	(220,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing costs	410,100		410,100
Amount due from a director	-	-	(5,119)
Amount due to a director	-	-	33,362
Rental deposits	-	-	277
Accrued interest	11,839	(2,520)	20,634
Accruals/accounts payable	6,498	(415)	30,865
Other loans	-	-	146,753

NET CASH USED IN OPERATING ACTIVITIES	(154,668)	(42,929)	(864,421)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	-	(52,814)
Promissory Notes	-	(200,000)	(21,868)
Accrued Interest – Promissory Notes	(237)	-	(414)
Web development costs	(45,344)	-	(343,660)
Purchases of trading activities	-	-	(1,840)
NET CASH USED IN INVESTING ACTIVITIES	(45,581)	(200,000)	(420,596)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	75,900	250,000	515,402
Proceeds from Preferred A & B shares – Merger	-	-	3,400
Shares subscribed	163,000	-	423,000
Company Credit Card	(2,392)	-	19,985
Promissory Notes – related parties	(6,000)	-	204,500
Proceeds from related parties	-	-	145,877
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,508	250,000	1,312,164
NET INCREASE (DECREASE) IN CASH	30,259	7,071	27,147
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	-	-	3,565
CASH, BEGINNING	453	163	-
CASH, ENDING	$30,712	$7,234	$30,712

SUPPLEMENTAL CASH FLOW INFORMATION
NON CASH AND FINANCING ACTIVITIES:
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

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
JUNE 30, 2013 (Unaudited)

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

For the six months ended June 30, 2013, the Company since inception has generated virtual no revenues and has incurred an accumulated deficit $1,840,570. As of June 30, 2013, its current assets were in deficit to its current liabilities by $235,817 which may not be sufficient to pay for the operating expenses in next 12 months. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012.  The unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
JUNE 30, 2013 (Unaudited)

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

Goodwill is tested annually for impairment. See Note 8 for impairment of goodwill.

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
JUNE 30, 2013 (Unaudited)

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

Marketing and Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the marketing expense for the six months ended June 30, 2013 and year ended December 31, 2012 were $32,111 and $126,172 respectively.

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

The Company income tax rate for the six months ended June 30, 2013 and the year ended December 31, 2012 are 35%.

Stock-based compensation

On April 1, 2013, the Company adopted FASB ASC 718-10, “Compensation-Stock Compensation,” under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to April 1, 2013, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
JUNE 30, 2013 (Unaudited)

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
JUNE 30, 2013 (Unaudited)

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

4.        AMOUNT DUE TO A FORMER DIRECTOR –RELATED PARTY

Amount due to a former director is unsecured, interest-free, and repayable on demand. As of June 30, 2013 the amount outstanding is $33,362.

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

During the year ended December 31, 2012 Company paid back $25,000 in loans and paid $17,300 in interest.  In addition the Company received $75,500 in new loans from related parties. During the six months period ended June 30, 2013 the Company paid back $31500 in loan.  In addition the Company received $25,500 in new related party loans.  Of the $204,500 loans outstanding, $29,000 are unsecured, with no interest rate and no set repayment date, $150,000 are unsecured, with an interest rate of 15% ($100,000 due November 23, 2013 and $25,000 due December 1, 2013 and $25,000 December 16, 2013);   and $10,500 is unsecured with an interest rate of 5% and is due on March 3, 2014; $15,000 is unsecured and with an interest rate of 8% and is due April 11, 2014..

As of June 30, 2013 there were $204,500 in outstanding related party loans and accrued interest of $20,635.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

6.        PROMISSORY NOTES – DUE TO RELATED PARTY

On May 10, 2013 the Company issued a Convertible Promissory Note for $75,000 for a period of one year at annual interest rate of 8% and to be payable on the due date.  The Holder shall have the right, from and after the issuance of the Note and then at any time at the Holder’s option, to convert, in whole or in part, the then outstanding balance of the Principal Amount of the Note and at the Holder’s election, the interest accrued on the Note.  The Conversion price shall be $0.025.

On June 10, 2008, the Company issued 3,000,000 shares of common stock at a price of $0.025 per share on settlement of Convertible Promissory Note for $75,000 at $0.025 per share.  The difference between the estimated fair value of the common shares issued at and the amount of debt settled totaling $405,000 was recorded as a finance cost during the period. As of June 30, 2013 $773 of interest had accrued.

7.        PROMISSORY NOTES/LOANS - DUE FROM RELATED PARTY

During the year ended December, 2012 the Company advanced $21,868 in loans.  Of the $21,868 loans outstanding, $9,868 is unsecured, interest free and repayable on demand.  Of the remaining outstanding loan of $12,000 it is unsecured, with an interest rate of 4% and is due on September 17, 2013, and has accrued $414 in interest. As of June 30, 2013 there were $21,868 in outstanding Promissory Notes/Loans and have accrued $414 in interest.

8.        GOODWILL

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

9.        FAIR VALUE OF FINANCIAL INSTRUMENTS

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

10.      MATERIAL COMMITTMENTS

A.	On April 1, 2013 the Company entered into a Consulting Agreement with Venetian Investment Partners LLC, for a term of twelve-months (April 1, 2014) to Consult and provide the following services;
●	Raise between up to $500,000 in capital within a 180 days;
●	Initiate and manage relationships to increase value of the Company;
●	Provide marketing and promotional experience to assist the Company in its growth stage;
●	Provide such other advice, assistance, or services as may be reasonably requested from the Company as mutually agreed upon by the Consultant and Company.

The Company has agreed to the following compensation during the term of the agreement (no shares have been issued as of June 30, 2013;

●	500,000 shares of common stock at the signing of the consulting agreement;
●	500,000 shares of common stock once first $100,000 is raised for the Company;
●	1,000,000 shares of common stock once an additional $400,000 is raised for the Company;
●	2,500,000 warrants at $0.075 once $500,000 is raised for the Company;
●	2,500,000 warrants at $0.10 once $500,000 is raised for the Company.

B.	On April 1, 2013 the Company entered into a Consulting Agreement with Crystal Global Consulting Inc., for a term of twelve-months (April 1, 2014) to Consult and provide the following services;
●	Raise between up to $500,000 to $1,000,000 in capital within a 12 months;
●	Initiate and manage relationships to increase value of the Company;
●	Provide marketing and promotional experience to assist the Company in its growth stage;
●	Provide such other advice, assistance, or services as may be reasonably requested from the Company as mutually agreed upon by the Consultant and Company.

The Company has agreed to the following compensation during the term of the agreement;

●	500,000 shares of common stock to be issued at market value at the time a minimum of $500,000 is raised for the Company.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

10.      MATERIAL COMMITMENTS (continued)

C.
On April 2, 2013 the Company entered into a Consulting Agreement with Alliance International Capital Management Group, Ltd., until October 1, 2013.  The nature of services to be provided by the Consultant to the Company includes the following:

●	Provide marketing of the company’s business and products;
●	Provide business development assistance including terms of possible transactions and suggestions during negotiations;
●	Provide sales and marketing assistance through the development of business models and sales strategy;
●	Provide advice regarding financing, review of proposed berm sheets, capitalization planning and, where appropriate, participate in negotiations;
●	Provide strategic consulting regarding, product planning, marketing development, public relations and introductions to potential strategic partners.

The Company shall issue up to 5,000,000 million common shares. No shares had been issued as of June 30, 2013.

D.
On June 17, 2013 the Company entered into a Consulting Agreement with Alliance International Capital Management Group, Ltd., and continue until June 16, 2014. The nature of the services to be provided in funding and financing for the Company through the exercise of Common Stock Options.  Under the terms of the Agreement the Company will issue 20,000,000 stock options at $0.05 per share. As of June 30, 2013 the options had not be issued/authorized by the Board of Directors of the Company.

11.     CAPITAL STOCK

Share Capital

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

On December 31, 2012, we completed a reverse acquisition transaction through a reverse-triangular merger with One2One Florida whereby issued 100 shares of Series A Preferred Stock at $0.0001 per share ($0.01) and 34,000,000 shares of Series B Preferred Stock at $0.0001 per share ($3,400) of the Company and in consideration for all the issued and outstanding shares in One2One Florida.

Private Placements

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
JUNE 30, 2013 (Unaudited)

11.     CAPITAL STOCK (continued)

Private Placements (continued)

During the period between August 8, 2012 and September 30, 2012, the Company received $260,000 towards a planned private placement of Units to be offered at $0.19 per unit with each unit consisting of one common share, for net proceeds to the Company of $260,000, total common shares to be issued 1,368,421.

On January 18, 2013 the Company received $900 towards a planned private placement of Units to be offered at $0.024 per unit with each unit consisting of one common share, for net proceeds to the Company of $900, total common shares to be issued 37,500. The difference between the estimated fair value of the common shares issued at and the value of the shares issued totalled $5,100 was recorded as a finance cost during the period.

On February 2, 2013 the Company received $40,000 towards a planned private placement of Units to be offered at $0.20 per unit with each unit consisting of one common share, for net proceeds to the Company of $40,000, total common shares to be issued 200,000.

On June 17, 2013 the Company received $98,000 towards a planned private placement of Units to be offered at $0.16 per unit with each unit consisting of one common share, for net proceeds to the Company of $98,000, total common shares to be issued 612,500.

On June 23, 2013 the Company received $25,000 towards a planned private placement of Units to be offered at $0.16 per unit with each unit consisting of one common share, for net proceeds to the Company of $25,000, total common shares to be issued 156,250.

Other issuances

On June 10, 2008, the Company issued 3,000,000 shares of common stock at a price of $0.025 per share on settlement of Convertible Promissory Note for $75,000.  The difference between the estimated fair value of the common shares issued at and the amount of debt settled totaling $405,000 was recorded as a finance cost during the period (refer to Note 10).

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

12.      SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through June 30, 2013 except aforementioned subsequent event, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of One2One Living Corporation, a Nevada corporation (the “Company”), and development-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2012 audited financial statements and related notes included in the Company’s Form 10-K (File No. 000-54024; the “Form 10-K”), as filed with the Securities and Exchange Commission on August 19, 2013.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to December 31, 2012, we raised a total of $1,312,164, consisting of $941,802 from public and private offerings of our common stock, $204,500 from the private offerings of promissory notes to related parties, $145,877 of related party loans, $19,985 of credit card financing, and $3,400 from the sale of preferred stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

Acquisition of One2One Living Corporation, a Florida corporation

On December 31, 2012, we completed a reverse acquisition transaction through a reverse-triangular merger with One2One Florida whereby issued 100 shares of Series A Preferred Stock and 34,000,000 shares of Series B Preferred Stock of the Company and in consideration for all the issued and outstanding shares in One2One Florida.  Each share of Series A Preferred Stock is convertible into one share of common stock of the Company and requires the consent of the majority of the holders of Series A Preferred Stock to change the composition of the board of directors or President and Chief Executive Officer of the Company, change the Articles of Incorporation or Bylaws of the Company, or engage in merger, sale of assets, share exchange or other reorganization of the Company. Each share of Series B Preferred Stock is convertible into 5 shares of common stock and equal to 100 votes of common stock of the Company.  The effect of the issuance is that One2One Florida shareholders now hold approximately 80.0% of the issued and outstanding shares of com mon stock of the Company.   As a result of the transactions contemplated by the Agreement and Plan of Merger, One2One Florida became a wholly-owned subsidiary of the Company.

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

On June 17, 2013, the parties to the Lockup and Shareholder Agreement amended such agreement, entering into an Amended and Restated Lockup and Shareholder Agreement.  The material terms of the Amended and Stated Lockup and Shareholder Agreement are summarized as follows.  So long as any shares of common stock of the Company issued and outstanding on June 10, 2013, are held by such holder of common stock prior to December 31, 2013, the Company or One2One Florida shall not, without first obtaining the approval (by vote or written consent, as provided by law) of such of common stock of the Company on June 10, 2013:

(a)	amend the Company’s or One2One Florida’s Articles of Incorporation or Bylaws;

(b)
change or modify the rights, preferences or other terms of the any securities of the Company  or One2One Florida, or increase or decrease the number of authorized shares of the Company’s or One2One Florida’s securities;

(c)
effect any forward split any issued or outstanding securities of the Parent or the Company or otherwise reclassify or recapitalize any outstanding equity securities or reverse split of any issued or outstanding securities of the Company  or One2One Florida or otherwise reclassify or recapitalize any outstanding equity securities by a ratio of more than 2-for-1 or otherwise reorganize itself or its securities so that the number issued and outstanding shares of common stock of the Company held by non-affiliates of the Company is reduced by more than 50 percent from the date hereof;

(d)
authorize or issue, or undertake an obligation to authorize or issue, any equity securities (or any debt securities convertible into or exercisable for any equity securities), except that the Company may issue that number of shares of common stock equal to seven percent (7%) of the issued and outstanding number of shares of common stock of the Company immediately after consummation [December 31, 2012] of the Merger and issuance of the Merger Shares pursuant to the Merger;

(e)
authorize or effect any transaction constituting a Liquidation Event (as defined in this subparagraph) under the Articles, or any other merger or consolidation of the Company  or One2One Florida.  For purposes of this Agreement, a “Liquidation Event” shall mean: (1) the closing of the sale, transfer or other disposition of all or substantially all of t the Company’s or One2One Florida’s assets (including an irrevocable or exclusive license with respect to all or substantially all of the Company’s or One2One Florida’s intellectual property); (2) the consummation of a merger, share exchange or consolidation with or into any other corporation, limited liability company or other entity, (3) authorize or effect any transaction liquidation, dissolution or winding up of the Company  or One2One Florida, either voluntary or involuntary, provided, however, that none of the following shall be considered a Deemed Liquidation: (i) a merger effected exclusively for the purpose of changing the domicile of the Company or One2One Florida, or (ii) the Merger itself;

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

(i)	transfer assets to any subsidiary or other affiliated entity; or

(j)
register any shares of common stock or any other security of the Company or One2One Florida under Section 5 of the Securities Act, make any offering of securities of the Company or One2One Florida under or pursuant to Regulations A or E of the Securities Act, or directly or indirectly make or effect sales of securities of the Company or One to One Florida on any exchange or securities market not inside of the United States.

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

Marketing and Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the marketing expense for the three months ended  June 30, 2013 and year ended December 31, 2012  were$11,445 and $126,172  respectively.

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

The Company income tax rate for the three months ended June 30, 2013 and the year ended December 31, 2012 are 35%.

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

Results of Operations

Three-Month and Six Month Periods Ended June 30, 2013 and 2012

We recorded no revenues for the three months and nine months ended June 30, 2013 and 2012.   From the period of November 13, 2008 (inception) to June 30, 2013, we recorded no revenues.

For the three months ending June 30, 2013, we incurred a total of $103,812 in operating expenses, consisting of $14,288 of general and administrative expenses, consulting fees of $12,486, web development expenses of $14,922, management fees of $33,500, marketing expense was $20,666 and professional fees were $7,950.   By comparison with the three months ending June 30, 2012, we incurred only general and administrative expenses of $12,788.

For the six months ending June 30, 2013, we incurred a total of $157,274 in operating expenses, consisting of $22,208 of general and administrative expenses, consulting fees of $13,986, web development expenses of $21,695, management fees of $50,635, marketing expense was $32,112 and professional fees were $16,638.   By comparison with the six months ending June 30, 2012, we incurred only general and administrative expenses of $42,514.

From the period of November 13, 2008 (inception) to June 30, 2013, we incurred operating expenses of $998,232, a loss before income of $842,338, a net loss of $1,840,570, a foreign currency translation adjustment of $3,565, and a comprehensive loss of $1,837,005.

Liquidity and Capital Resources

At June 30, 2013, we had a cash balance of $30,712.  We must raise approximately $2,135,700, to complete our plan of operation for the next 12 months.  Additionally, we anticipate spending an additional $75,000 on general and administration expenses including fees payable in connection with complying with reporting obligations, and general administrative costs.   Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2013.

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

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
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

ONE2ONE LIVING CORPORATION
(Name of Registrant)

Date: August 19, 2013	By:	/s/ Mary Spio
		Name:	Mary Spio
		Title:	President and Chief Executive Officer, Secretary, Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

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

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
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