Form 10-Q
period 2013-09-30
One2one Living Corp
filed 2013-11-19
CIK 1454311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2013 and as of November 14, 2013, there were 53,537,500 shares of common stock, $0.0001 par value per share, outstanding, 100 shares of Series A Preferred Stock, $0.0001 par value per share, issued and outstanding, and 34,000,000 shares of Series B Preferred Stock, $0.0001 par value per share, issued and outstanding.

ONE2ONE LIVING CORPORATION
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of September 30, 2013 (unaudited) December 31, 2012 (audited).	4

		Statements of Operations for the three and six months ended September 30, 2013 and 2012, and the period from November 13, 2008 (Inception) to September 30, 2013 (unaudited).	5

		Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and the period from November 13, 2008 (Inception) through September 30, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

	Item 4.	Controls and Procedures.	27

Part II.	Other Information
	Item 1.	Legal Proceedings.	27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

	Item 3.	Defaults Upon Senior Securities.	27

	Item 4.	Mine Safety Disclosures.	27

	Item 5.	Other Information.	27

	Item 6.	Exhibits.	28

Signatures			29

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

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,644	$453
Promissory note and accrued Interest (Note 5)	22,402	22,044

TOTAL CURRENT ASSETS	24,046	22,497

WEB DEVELOPMENT COSTS	362,464	298,316

TOTAL ASSETS	$386,510	$320,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,330	$3,831
Due to related party- Shareholder loan (Note 4)	33,362	33,362
Promissory notes - due to related parties (Note 5)	204,500	210,500
Convertible promissory notes (Note 6)	43,620	-
Accrued liabilities – related parties & convertible notes accrued interest	27,037	8,794
Corporate Credit Card	20,588	22,377

TOTAL CURRENT LIABILITIES	339,437	278,864

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 11)
Authorized 50,000,000 shares of preferred stock, $0.0001 par value
Issued and outstanding
100 shares of Preferred A Stock (December 31, 2011 – Nil)	0.00	0.00
34,000,000 shares of Preferred B Stock (December 31, 2011 – Nil)	3,400	3,400
300,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
53,537,500 shares of common stock (December 31, 2011 –87,150,00)	5,354	4,550
Additional paid-in capital	2,313,095	1,027,899
Shares Subscribed	430,000	260,000
Deficit accumulated during the development stage	(2,708,341)	(1,257,465)
Accumulated other comprehensive income	3,565	3,565

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	47,073	41,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$386,510	$320,813

The accompanying notes are an integral part of these consolidated financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30			November 13, 2008 (inception) to September 30,
	2013	2012	2013		2012	2013

REVENUES
Net revenues	$-	$-	$-		$-	$4,785
Cost of net revenues	-	-	-		-	$(5,841)
GROSS PROFIT	$-	$-	$-		$-	$(1,056)

OPERATING EXPENSES
General and administration	7,817	5,874	30,025		42,388	431,464
Consulting fees	-	-	13,986		-	215,709
Web development costs	6,354	-	28,049		-	70,696
Management fees	17,959	-	68,594		-	68,594
Stock based compensation	800,000	-	800,000		-	800,000
Marketing expense	23,274	35,000	55,386		41,000	212,345
Professional fees	5,662	-	22,300		-	59,435

TOTAL OPERATING LOSS	$(861,066)	$(40,874)	$(1,018,340	)3)	$(83,388)	$(1,859,299)

OTHER INCOME (EXPENSES)
Net investment loss	-	-	-		-	5,287
Other expense	-	(14,352)	-		(14,352)	(98,465)
Other income	103	-	407		-	406
Interest income	121	2,948	359		5,468	4,977
Interest expense	(6,928)	-	(23,201)		-	(49,441)
Finance cost	-	-	(410,100)		-	(410,100)
Loss on deconsolidation	-	-	-		-	(301,706)

LOSS BEFORE INCOME	(6,704)	(52,278)	(432,535)		(92,272)	(849,042)

NET LOSS	$(867,770)	$(52,278)	$(1,450,875)		$(92,272)	$(2,708,341)

Foreign currency translation adjustment	-	-	-		-	3,565

COMPREHENSIVE LOSS	$(867,770)	$(52,278)	$(1,450,875)		$(92,272)	$(2,704,776)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	49,630,435	87,650,000	49,506,975	87,650,000

The accompanying notes are an integral part of these financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
 STATEMENT OF CASH FLOWS

(Unaudited)	Nine months ended September 30, 2013	Nine months ended September 30, 2012	From November 13, 2008 (date of inception) to September 30, 2013
OPERATING ACTIVITIES
Net loss for the period	$(1,450,875)	$(92,272)	$(2,708,341)
Depreciation	-	-	1,656
Sale of plant and equipment	-	-	4,069
Good will	-	-	187,081
Additional paid in capital	-	-	587,543
Amount due to shareholder	-	-	(220,084)
Other payables	-	-	(220,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing costs	410,100	-	410,100
Stock based compensation	800,000		800,000
Amount due from a director	-	-	(5,119)
Amount due to a director	-	3,862	33,362
Rental deposits	-	-	277
Accrued interest	18,242	(5,468)	27,037
Prepaid expenses	-	14,352	-
Accruals/accounts payable	6,498	(933)	30,866
Other loans	-	-	146,753

NET CASH USED IN OPERATING ACTIVITIES	(216,035)	(80,459)	(925,787)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of subsidiary	-	-	(52,814)
Promissory Notes	-	(390,500)	(21,868)
Accrued Interest – Promissory Notes	(359)	-	(535)
Web development costs	(64,148)	-	(362,464)
Purchases of trading activities	-	-	(1,840)
NET CASH USED IN INVESTING ACTIVITIES	(64,507)	(390,500)	(439,521)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	75,900	250,000	515,402
Proceeds from Preferred A & B shares – Merger	-	-	3,400
Shares subscribed	170,000	260,000	430,000
Company Credit Card	(1,788)	-	20,588
Promissory Notes – related parties	(6,000)	-	204,500
Convertible Promissory Notes	43,620		43,620
Proceeds from related parties	-	-	145,877
NET CASH PROVIDED BY FINANCING ACTIVITIES	281,732	510,000	1,363,387
NET INCREASE (DECREASE) IN CASH	1,190	39,041	(1,921)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	-	-	3,565
CASH, BEGINNING	454	163	-
CASH, ENDING	$1,644	$39,204	$1,644

SUPPLEMENTAL CASH FLOW INFORMATION
NON CASH AND FINANCING ACTIVITIES:
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

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
SEPTEMBER 30, 2013 (Unaudited)

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

For the nine months ended September 30, 2013, the Company since inception has generated virtual no revenues and has incurred an accumulated deficit $2,708,341. As of September 30, 2013, its current assets were in deficit to its current liabilities by $315,391 which may not be sufficient to pay for the operating expenses in next 12 months. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors noted above raise substantial doubts regarding the Company's ability to continue as a going concern.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012.  The unaudited financial statements should be read in conjunction with those financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
SEPTEMBER 30, 2013 (Unaudited)

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
SEPTEMBER 30, 2013 (Unaudited)

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

Marketing and Advertising

The Group expensed all advertising costs as incurred.  Advertising expenses included in the marketing expense for the six months ended September 30, 2013 and year ended December 31, 2012 were $32,111 and $126,172 respectively.

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

The Company income tax rate for the nine months ended September 30, 2013 and the year ended December 31, 2012 are 35%.

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

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
SEPTEMBER 30, 2013 (Unaudited)

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
SEPTEMBER 30, 2013 (Unaudited)

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

4.     AMOUNT DUE TO A FORMER DIRECTOR –RELATED PARTY

Amount due to a former director is unsecured, interest-free, and repayable on demand. As of September 30, 2013 the amount outstanding is $33,362.

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

During the year ended December 31, 2012 Company paid back $25,000 in loans and paid $17,300 in interest.  In addition the Company received $75,500 in new loans from related parties. During the nine months period ended September 30, 2013 the Company paid back $31500 in loan.  In addition the Company received $25,500 in new related party loans.  Of the $204,500 loans outstanding, $29,000 are unsecured, with no interest rate and no set repayment date, $150,000 are unsecured, with an interest rate of 15% ($100,000 due November 23, 2013 and $25,000 due December 1, 2013 and $25,000 December 16, 2013);   and $10,500 is unsecured with an interest rate of 5% and is due on March 3, 2014; $15,000 is unsecured and with an interest rate of 8% and is due April 11, 2014..

As of September 30, 2013 there were $204,500 in outstanding related party loans and accrued interest of $25,968.

6.     CONVERTIBLE PROMISSORY NOTES

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

On June 10, 2013, the Company issued 3,000,000 shares of common stock at a price of $0.025 per share on settlement of Convertible Promissory Note for $75,000 at $0.025 per share.  The difference between the estimated fair value of the common shares issued at and the amount of debt settled totaling $405,000 was recorded as a finance cost during the period. As of September 30, 2013 $773 of interest had accrued.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

On August 8, 2013 the Company issued a Convertible Promissory Note for $37,500 for a period of nine months at annual interest rate of 8% and to be payable on the due date May 14, 2014 The Company has the option to prepay the Convertible Promissory Note up to 180 days of issuance with the following conditions;

•	Amount equal 115% multiplied by the principal and accrued interest within the first 30 days;
•	Amount equal 120% multiplied by the principal and accrued interest within the first 60 days;
•	Amount equal 125% multiplied by the principal and accrued interest within the first 90 days;
•	Amount equal 130% multiplied by the principal and accrued interest within the first 120 days;
•	Amount equal 135% multiplied by the principal and accrued interest within the first 150 days;
•	Amount equal 140% multiplied by the principal and accrued interest within the first 180 days;

The Conversion price shall be a 42% discount to Market Price of the Company’s common stock.  Market price is defined the lowest trading price of the Company’s common stock during the 10 trading days prior to the conversion date.

On September 9, 2013 the Company issued a Convertible Promissory Note for $5,300 for a period of one year at annual interest rate of 5% and to be payable on the due date.  The Holder shall have the right, from and after the issuance of the Note and then at any time at the Holder’s option, to convert, in whole or in part, the then outstanding balance of the Principal Amount of the Note and at the Holder’s election, the interest accrued on the Note.  The Conversion price shall be $0.025.

On September 11, 2013 the Company issued a Convertible Promissory Note for $820 for a period of one year at annual interest rate of 5% and to be payable on the due date.  The Holder shall have the right, from and after the issuance of the Note and then at any time at the Holder’s option, to convert, in whole or in part, the then outstanding balance of the Principal Amount of the Note and at the Holder’s election, the interest accrued on the Note.  The Conversion price shall be $0.025.

As of September 30, 2013 there were $43,620 in outstanding Convertible Promissory Notes and accrued interest of $1,069.

7.     PROMISSORY NOTES/LOANS - DUE FROM RELATED PARTY

During the year ended December, 2012 the Company advanced $21,868 in loans.  Of the $21,868 loans outstanding, $9,868 is unsecured, interest free and repayable on demand.  Of the remaining outstanding loan of $12,000 it is unsecured, with an interest rate of 4% and is due on September 17, 2013, and has accrued $414 in interest. As of September 30, 2013 there were $21,868 in outstanding Promissory Notes/Loans and have accrued $535 in interest.

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

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

10.   MATERIAL COMMITTMENTS

A.	On April 1, 2013 the Company entered into a Consulting Agreement with Venetian Investment Partners LLC, for a term of twelve-months (April 1, 2014) to Consult and provide the following services;
•	Raise between up to $500,000 in capital within a 180 days;
•	Initiate and manage relationships to increase value of the Company;
•	Provide marketing and promotional experience to assist the Company in its growth stage;
•	Provide such other advice, assistance, or services as may be reasonably requested from the Company as mutually agreed upon by the Consultant and Company.

The Company has agreed to the following compensation during the term of the agreement (no shares have been issued as of September 30, 2013;
•	500,000 shares of common stock at the signing of the consulting agreement;
•	500,000 shares of common stock once first $100,000 is raised for the Company;
•	1,000,000 shares of common stock once an additional $400,000 is raised for the Company;
•	2,500,000 warrants at $0.075 once $500,000 is raised for the Company;
•	2,500,000 warrants at $0.10 once $500,000 is raised for the Company.

B.	On April 1, 2013 the Company entered into a Consulting Agreement with Crystal Global Consulting Inc., for a term of twelve-months (April 1, 2014) to Consult and provide the following services;
•	Raise between up to $500,000 to $1,000,000 in capital within a 12 months;
•	Initiate and manage relationships to increase value of the Company;
•	Provide marketing and promotional experience to assist the Company in its growth stage;
•	Provide such other advice, assistance, or services as may be reasonably requested from the Company as mutually agreed upon by the Consultant and Company.

The Company has agreed to the following compensation during the term of the agreement;

•	500,000 shares of common stock to be issued at market value at the time a minimum of $500,000 is raised for the Company.

C.
On April 2, 2013 the Company entered into a Consulting Agreement with Alliance International Capital Management Group, Ltd., (“Alliance”) until October 1, 2013.  The nature of services to be provided by the Consultant to the Company includes the following:

•	Provide marketing of the company’s business and products;
•	Provide business development assistance including terms of possible transactions and suggestions during negotiations;
•	Provide sales and marketing assistance through the development of business models and sales strategy;
•	Provide advice regarding financing, review of proposed berm sheets, capitalization planning and, where appropriate, participate in negotiations;
•	Provide strategic consulting regarding, product planning, marketing development, public relations and introductions to potential strategic partners.

The Company shall issue up to 5,000,000 million restricted common shares.  The restrict shares were issued during the period ending September 30, 2013.

D.
On June 17, 2013 the Company entered into a Consulting Agreement with Alliance International Capital Management Group, Ltd., and continue until June 16, 2014. The nature of the services to be provided in funding and financing for the Company through the exercise of Common Stock Options.  Under the terms of the Agreement the Company will issue 10,000,000 stock options at $0.05 per share.  Subsequent to the period on October 18, 2013 Alliance agreed to cancel its option to purchase 10,000,000 stock options at $0.05 per share.

ONE2ONE LIVING CORPORATION
(Formerly Jinmimi Network Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

10.   MATERIAL COMMITMENTS (continued)

E.	On September 13, 2013 the entered into a Professional Services Agreement with Greentree Financial Group, Inc. to perform the following services:
•	Assist the company with compliance filings (form 10-Q or 10-K) for the next 12 months (September 14, 2013);
•	Assist the Company in preparing current reports on Form 8-K;
•	Assist the Company in preparing information statements on Form 14-C or 14-A if any;
•	Provide the Company with EDGAR filings aforementioned documents as well as Forms 3, 4 and 5 and XBRL;

The Company has agreed to pay Greentree for its services a professional service fee of 1,000,000 restricted shares of the Company’s stock plus 250,000 two-year warrants with a exercise price of $0.05 per share.  As of September 30, 2013 the shares and warrants had not been issued.

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
SEPTEMBER 30, 2013 (Unaudited)

11.  CAPITAL STOCK (continued)

Private Placements (continued)

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

On  September 18, 2013 the Company received $7,000 towards a planned private placement of Units to be offered at $0.005 per unit with each unit consisting of one common share, for net proceeds to the Company of $7,000, total common shares to be issued 1,400,000.

Other issuances
On June 10, 2013, the Company issued 3,000,000 shares of common stock at a price of $0.025 per share on settlement of Convertible Promissory Note for $75,000.  The difference between the estimated fair value of the common shares issued at and the amount of debt settled totaling $405,000 was recorded as a finance cost during the period (refer to Note 10).

On July 17, 2013, the Company issued 5,000,000 shares of common stock in lieu of cash as per a consulting Agreement signed on April 2, 2013 with Alliance International Capital Management Group, Ltd.  The estimated fair value of the common shares issued at time of the signed agreement was $800,000 was recorded as a stock-based compensation during the period (refer to Note 10).

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

12.  SUBSEQUENT EVENTS

On October 1, 2013 the Company received $10,000 towards a planned private placement of Units to be offered at $0.02 per unit with each unit consisting of one common share, for net proceeds to the Company of $10,000, total common shares to be issued 500,000 and a two (2) year warrant for 300,000 at an exercise price of $0.05 per share.

On October 18, 2013 Alliance agreed to cancel its option to purchase 10,000,000 stock options at $0.05 per share. (refer to Note 10)

On November 1, 2013 the Company issued a Convertible Promissory Note for $25,000 for a period of one year at annual interest rate of 5% and to be payable on the due date.  The Holder shall have the right, from and after the issuance of the Note and then at any time at the Holder’s option, to convert, in whole or in part, the then outstanding balance of the Principal Amount of the Note and at the Holder’s election, the interest accrued on the Note.  The Conversion price shall be $0.025.

The Company has evaluated all other subsequent events through November 14, 2013 except aforementioned subsequent event, the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to December 31, 2012, we have raised a total of $1,363,387, consisting of $941,802 from public and private offerings of our common stock, $3,400 from the sale of preferred stock, $204,500 from the private offerings of promissory notes to related parties, $43,620 of private sales of convertible promissory notes, $145,877 of related party loans, and $20,588 of credit card financing.

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

Marketing and Advertising

The Company expensed all advertising costs as incurred.  Advertising expenses included in the marketing expense for the three months ended  September 30, 2013 and year ended December 31, 2012  were$11,445 and $126,172  respectively.

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

The Company income tax rate for the three months ended September 30, 2013 and the year ended December 31, 2012 are 35%.

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

Results of Operations

Three-Month and Six Month Periods Ended September 30, 2013 and 2012

We recorded no revenues for the three months and nine months ended September 30, 2013 and 2012.   From the period of November 13, 2008 (inception) to September 30, 2013, we recorded no revenues.

For the three months ending September 30, 2013, we incurred a total of $861,066 in operating expenses, consisting of $7,817 of general and administrative expenses, web development expenses of $6,354, management fees of $17,959, stock-based compensation of $800,000, marketing expense of $23,274 and professional fees of $5,662.  Other expenses for the three months ending September 30, 2013, was interest expense of $6,928 and hds $121 of interest income and other income of $121.  By comparison with the three months ending September 30, 2012, we incurred general and administrative expenses of $5,874 and marketing expenses of $35,000. Other expenses for the three months ending September 30, 2012, were $14,352 and we had interest income of $2,948.

For the six months ending September 30, 2013, we incurred a total of $1,018,430 in operating expenses, consisting of $30,025 of general and administrative expenses, consulting fees of $13,986, web development expenses of $28,049, management fees of $68,594, stock-based compensation of $800,000, marketing expenses of $55,386 and professional fees were $22,300.   Other expenses for the six months ending September 30, 2013, was interest expense of $23,201, a finance cost of $410,100, interest income and other income of $359 and other income of $407.  By comparison with the six months ending June 30, 2012, we incurred general and administrative expenses of $42,388 and marketing expenses of $41,000. Other expenses for the six months ending September 30, 2012, were $14,352 and we had interest income of $5,468.

From the period of November 13, 2008 (inception) to September 30, 2013, we incurred operating expenses of $1,859,299, a loss before income of $849,042, a net loss of $2,708,341, a foreign currency translation adjustment of $3,565, and a comprehensive loss of $2,704,776.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $1,644.  We must raise approximately $2,135,700, to complete our plan of operation for the next 12 months.  Additionally, we anticipate spending an additional $75,000 on general and administration expenses including fees payable in connection with complying with reporting obligations, and general administrative costs.   Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2013.

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

2.2	Articles of Merger (1)
2.3	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation (1)
3.1.3	Certificate of Designation for Series A Preferred Stock (1)
3.1.4	Certificate of Designation for Series B Preferred Stock (1)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONE2ONE LIVING CORPORATION
(Name of Registrant)

Date: November 19, 2013	By:	/s/ Mary Spio
		Name:	Mary Spio
		Title:	President and Chief Executive Officer, Secretary, Treasurer (principal executive officer, principal financial officer and principal accounting officer)

29

EXHIBIT INDEX

Number	Description

2.1
Agreement and Plan of Merger dated December 31, 2012, by and among One2One Living Corporation, a Nevada corporation, One2One Acquisition Corp., a Nevada corporation, and One2One Living Corporation, a Florida corporation (1)

2.2	Articles of Merger (1)
2.3	Articles of Merger (1)
3.1.1	Articles of Incorporation (2)
3.1.2	Certificate of Amendment to Articles of Incorporation (1)
3.1.3	Certificate of Designation for Series A Preferred Stock (1)
3.1.4	Certificate of Designation for Series B Preferred Stock (1)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant t and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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